Form 10-K405
period 1994-12-31
MOORE HANDLEY INC /DE/
filed 1995-03-16
CIK 788951

                                          [LOGO]


                             MOORE-HANDLEY, INC.


                                   ANNUAL REPORT


                    Year ended December 31, 1994

(Logo)
MOORE HANDLEY INC.
                                                                   March 8, 1995

Dear Shareholders:

  A year ago in our annual report to you we said, "We expect profitability to improve in 1994 as a result of higher sales and a continued improvement in operating ratios."

  In the event, sales increased from $129.4 millions to $136.2 millions, gross margin percentages stabilized at lower levels and operating costs continued their downward trend. As a result, earnings per share in 1994 increased, from 36c to 65c, the best in the Company's history. The bottom line improvement was due in part to good general economic conditions and in part to continued implementation of policies put in place about five years ago.

  The Directors of Moore-Handley, who also are its principal owners, decided that the path the Company had taken in the late 80's -- growing revenue through the addition of salesmen and their customers with limited regard for the size and quality of the latter -- was unsustainable.

  This conclusion was based on analyses which indicated that operating costs related more closely to the number of customers than any other single factor. It also was based on the business environment in which Moore-Handley's customers increasingly found themselves, with competitive pressure from Home Depot and its imitators, so that they required more competitive prices for their own survival.

  We then set several interrelated objectives:

        1. Productivity had to be increased and operating costs driven down (while improving quality of service), allowing the company to lower prices, so that

        2. The Company could offer steep volume discounts, with prices well below those then in place, leading to

        3. The ability to compete effectively with larger (mainly co-op) distributors for market share of larger and better dealers -- a $2.0-to $2.5-billion market in our region, according to our estimates.

  The results of this program through 1994 have been:

        - Sales were $136 millions, up 46% over the past five years despite a deliberate reduction in customer numbers from 2,400 to 1,200 over the same period. (And from 4,000 customers in 1986, our first year as a public company, when sales were $85 millions.)

        - Sales per customer were $114 thousand in 1994, up from $39 thousand five years ago, an almost threefold growth. (And up from $21 thousand in 1986, an increase of 443%.)

        - The direct sales force, which reached 127 in 1991 (when a number of salesmen from a defunct competitor were added), was reduced to 82 by year-end 1994, a reduction of 35%. Sales per salesman were $1.7 millions in 1994, up 70% from five years ago.

        - To achieve these sales increases from larger and better customers required more competitive pricing, and gross margin percentages declined from 19.3% five years ago to 17.0% in 1994 -- 230 basis points.

        - During the same period, however, operating costs have been reduced from 19.5% to 14.9% of sales, a decline of 460 basis points. As a result, the Company turned an operating deficit of 0.2% in 1989 into an operating profit of 2.1% in 1994.

  The principal means by which operating costs were reduced has been the development and use of electronic aids to increase the productivity of Moore-Handley employees:

        1. Over several years the Company has developed a copyrighted, computerized, in-house program that enables its salesmen to carry with them a laptop computer containing full information on 38,000 items stocked by the Company, along with additional useful information concerning customer purchases, and complete E.D.I. (electronic data interchange) capability for transmitting orders to the

- - --------------------------------------------------------------------------------

     Company's mainframe computer. Similar programs, for either laptops or desktops, are now being made available to customers. Selling expense as a percentage of sales was 5.1% in 1994, down from 6.6% five years ago and a high of 7.2% in 1991.

        2. The Company purchased a sophisticated computerized routing package in 1992, which, along with greater sales per customer, has reduced unit delivery costs. Delivery costs as a percentage of stock sales were 3.8% in 1994, down from 5.1% five years ago and a high of 5.9% in 1987.

        3. In 1991 the Company installed a bar-code-driven sorting and routing conveyor for the warehouse. In 1993 and 1994 the Company introduced additional hand-carried barcoding controls at several points throughout the warehouse and in the delivery system as a first step toward installation of a computerized warehouse management and delivery system. These controls have increased warehouse costs to an unsatisfactory extent, even though these increases have been offset partially by savings from error reduction resulting in greater customer satisfaction and lower credit charge-backs to sales. We believe a computerized warehouse management system, together with a planned follow-on automated picking system, will make it possible to continue reducing errors while enabling employees to increase productivity and lower unit warehouse costs.

        4. Strict control of general and administrative costs has resulted in their decline from 6.1% five years ago to 4.2% of sales in 1994. We anticipate this trend will continue.

        5. The Company has continued to use its capital effectively. Total capital (equity plus long-term debt including current maturities) was $21.3 millions in 1994 compared to $20.3 millions five years ago. Meanwhile the equity component in capital has grown, from 64% in 1989 to 74% in 1994. We have, however, made greater use of seasonal borrowing through short-term credit lines and expect to continue to do so.

        6. Productivity improvements throughout most of the Company have enabled us to keep employee numbers about equal to five years ago and 20% below the high point reached in 1987.

  For 1995 and beyond we expect a continuation of these trends which began several years ago -- competitive pricing enabling us to increase sales to larger and better customers with continuing reductions in operating expenses offsetting lower gross margins. Because we have largely completed the reduction in customer numbers which penalized sales growth in recent years, we expect that the average year-over-year gains in revenues may be greater in the next five years than in the past five.

  We urge you to read the Company's "10-K" which follows.

          /s/ Pierce E. Marks, Jr.                  /s/ William Riley
          ------------------------                  -----------------
          PIERCE E. MARKS, JR.                      WILLIAM RILEY
          President and                             Chairman of the Board
          Chief Executive Officer

                                 /s/ John L. Sawyer
                                 ------------------
                                 JOHN L. SAWYER
                                 Executive Vice-President
                                 General Manager

- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

        [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 0-14324

                              MOORE-HANDLEY, INC.
- - --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                    63-0819773
- - ------------------------------------------------------------------------------------------
       (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
       INCORPORATION OF ORGANIZATION)                     IDENTIFICATION NO.)

    3140 Pelham Parkway, Pelham, Alabama                         35124
- - ------------------------------------------------------------------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

       Registrant's telephone number, including area code (205) 663-8011

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.10 Par Value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                        Yes  X                   No
                            ---                     ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                        X
                                       ---

   As of March 3, 1995, 2,209,543 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $6,151,958. For this computation, the Registrant has excluded the market value of all common stock beneficially owned by officers and directors of the Registrant and their associates. Such exclusion does not constitute an admission that any such person is an "affiliate" of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the following documents are incorporated by reference into
Part III of this Annual Report on Form 10-K: the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered hereby.

- - --------------------------------------------------------------------------------

                          MOORE-HANDLEY, INC.

                           TABLE OF CONTENTS

      ITEM NO.                                                                     PAGE NO.
     ----------                                                                    --------
        Part I.
           1.     Business.......................................................     3
           2.     Properties.....................................................     5
           3.     Legal Proceedings..............................................   None
           4.     Submission of Matters to a Vote of Security Holders
                    (none during the fourth quarter of 1994).....................   None
       Part II.
           5.     Market for Registrant's Common Equity and Related
                    Stockholder Matters..........................................     6
           6.     Selected Financial Data........................................     7
           7.     Management's Discussion and Analysis of Financial Condition and
                    Results of Operations........................................     8
           8.     Financial Statements and Supplementary Data....................    12
           9.     Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure.........................................   None
      Part III.
                  Part III (other than Item 401(b) of Regulation S-K, which is included in Item 1 of this Form 10-K) is incorporated by
                    reference to the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered hereby.
       Part IV.
          14.     Exhibits, Financial Statements Schedule and Reports on
                    Form 8K
                  (a)  Financial Statements......................................    12
                  (b)  Financial Statement Schedules Filed (Financial Statement
                         Schedules have been omitted because they are not
                         required, not applicable or the required information is
                         set forth in the Financial Statements or Notes thereto
                         or in the discussion of Liquidity and Capital Resources
                         in Item 7 of this Form 10-K.)...........................   None
                  (c)  Exhibits Filed............................................    23
                  (d)  Reports on Form 8-K.......................................   None

  NOTE: Copies of the exhibits may be obtained by stockholders upon written request directed to the Secretary, Moore-Handley, Inc., P. O. Box 2607, Birmingham, Alabama 35202, and payment of processing and mailing costs.

- - --------------------------------------------------------------------------------

- - -------------------------------------------------------------------------

BUSINESS

  Moore-Handley, Inc. (the "Company") is a full-service, wholesale distributor of plumbing and electrical supplies, power and hand tools, lawn and garden equipment and other hardware and building materials products. The Company's customers include retail home centers, hardware stores, building materials dealers, combination stores and a limited number of mass merchandisers. These customers are located mainly in the Southeast. The Company has approximately 1,200 active customers located throughout the Southeast which it services from a 430,000 square foot distribution center located in Pelham, Alabama, a suburb of Birmingham, and 20,000 square foot redistribution centers located in Winston-Salem, North Carolina and Ocala, Florida.

- - --------------------------------------------------------------------------------

DESCRIPTION OF BUSINESS

  In connection with its wholesale distribution activities, the Company offers a wide range of marketing, advertising and other support services which are designed to assist customers in maintaining and improving their market positions. These support services include computer-generated systems for the control of inventory, pricing and gross margin, as well as advertising and store installation and design services.

  Home centers and hardware and building supply retailers have a continuing need for a wide variety of items produced by a number of different manufacturers. Purchasing from a distributor rather than directly from manufacturers allows independent retailers to simplify the purchasing process and to place smaller orders on an as-needed basis, thereby reducing their inventory carrying costs and excess stock risks. Moreover, wholesale distributors purchase products in quantities that enable them to obtain favorable prices and payment terms, which are reflected in prices and payment terms to independent retailers. Finally, the support services the Company offers to customers (in most instances at or near the Company's cost) are generally not available from manufacturers, nor can most customers afford to develop them independently. The Company believes that its ability to provide a broad range of merchandise from a single source on a timely basis and at competitive prices, together with support services, offers its customers a substantial advantage over purchasing directly from manufacturers.

  In recent years there has been a trend towards consolidation in many wholesale industries, including the grocery, drug and hard goods distribution businesses. This trend also is apparent in the building supply and hardware wholesale business.

  The Company believes that this consolidating trend is attributable to, among other things, the inability of small distributors to provide a full range of advertising, store layout and computer-generated pricing and inventory control services offered by larger entities. The Company has benefitted from this consolidating trend by recruiting experienced territory managers from competitors who have been acquired, gone out of business or reduced market area, thereby increasing the Company's customer base and sales.

- - --------------------------------------------------------------------------------

PRODUCTS

  The Company closely monitors its items in stock, maintaining a full range of products while concentrating its efforts on carrying quantities of stock designed to achieve high inventory turns. The following table indicates the percentage of net sales by class of merchandise sold by the Company in the past three years:

                                                                                   PERCENTAGE OF NET SALES
                                                                              ---------------------------------
                            CLASS OF MERCHANDISE                              1994          1993          1992
- - ----------------------------------------------------------------------------  -----         -----         -----
Electrical and plumbing supplies............................................   23.5%         22.4%         23.3%
Home center products (including lawn and garden equipment, paint and
  accessories, sporting goods and appliances)...............................   18.9          19.9          20.6
Building supplies (including aluminum windows and doors, roofing products
  and lumber)...............................................................   25.7          25.1          24.7
General and shelf hardware (including power and hand tools, lock sets and
  wire products)............................................................   31.9          32.6          31.4
                                                                              -----         -----         -----
                                                                              100.0%        100.0%        100.0%
                                                                              =====         =====         =====

- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------

MARKETING PROGRAMS AND CUSTOMER SERVICES

  Sales Force. The Company's marketing program is implemented primarily by its sales force of territory managers, each of whom is responsible for specific customers within a particular geographic area. Territory managers generally call on customers weekly to check inventories, take orders and perform various in-store services. In addition, the territory managers act as a liaison between the customer and the Company to promote the Company's support services.

  As a result of the liquidation of a large competitor during the first half of 1991, the Company increased the number of territory managers to 127 at June 30, 1991 (See Management's Discussion and Analysis). During the last half of 1991 and through 1993 a number of less productive territory managers were terminated. In the second quarter of 1994 the Company began a program of hiring sales assistants to work with certain of the more senior territory managers and at December 31, 1994 there were 82 territory managers and assistants employed by the Company. As a result of the temporary increase in number of territory managers in the field during 1991 the average sales per territory manager declined about 5% for the year 1991. For 1993 and 1994 average sales per territory manager increased 25% and 9%, respectively. The following table shows the weighted average number of territory managers from 1990 through 1994 and the average sales per territory manager in each year.

                                  AVERAGE SALES
             AVERAGE NUMBER            PER
                   OF               TERRITORY
                TERRITORY            MANAGER
    YEAR        MANAGERS         (IN THOUSANDS)
    -----    ---------------     ---------------
    1990           100                 1,123
    1991           116                 1,066
    1992            99                 1,273
    1993            81                 1,597
    1994            78                 1,747

  At December 31, 1994, the Company also employed two district managers, each responsible for supervising and monitoring the activities of territory managers located in his assigned area. To supplement its primary sales force, the Company maintains a telemarketing group which solicits and accepts orders from customers between regular visits by territory managers.

  Customer Services. An important component of the Company's marketing strategy is the range of support services it offers to its customers. These services, which the Company believes not only strengthen its relationships with existing customers but also attract new customers, are designed to enable customers to improve their marketing efforts and compete more effectively, thereby increasing the Company's sales.

  The Company's support services include advertising and promotional services, store installation and design services, and computer-generated systems for control of inventory, pricing and gross margin. The Company also provides a store identification program, as well as additional promotional services, to selected customers under the name "Hardware House", a registered trade name owned and developed by the Company, and similar programs under the national trade name of "Pro".

  Operations. The Company's ability to fill and deliver small quantity orders for many different items enables customers to place orders on an as-needed basis, and in turn, to reduce inventory investment, storage and control costs. The Company's "fill-rate" -- the percentage of items shipped within 48 hours of receipt of an order -- is a measure of the efficiency of its order processing, inventory control and warehouse operations. In 1994 the Company's fill-rate generally exceeded 95%.

  Deliveries are made on a regular basis primarily by the Company's fleet of approximately 46 owned and leased trucks and vans. The Company's sales personnel generally call on customers weekly, and deliveries of merchandise are normally made within two or three business days after placement of an order.

  Direct Shipment Program. As an additional service to its customers, the Company maintains a direct shipment program under which customers order and receive shipments of some products directly from suppliers but are invoiced through the Company. These programs enable the Company to distribute products that would be inconvenient or expensive to stock at its warehouse, such as commodity building materials, and allow customers to receive discounts that otherwise might not be available to them. In 1994, approximately 28% of the Company's net sales were attributable to purchases under the direct shipment program.

- - --------------------------------------------------------------------------------

CUSTOMERS

  The Company currently services approximately 1,200 customers, including retail home centers, hardware stores, building materials dealers, combination stores and a limited number of mass merchandisers. No customer or affiliated group of customers accounted for more than 3% of the Company's 1994 net sales.

- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------

  The Company's current customers are located primarily in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. In the latter part of 1987 the Company began a systematic review of customer account profitability. On the basis of this review, which is ongoing, the Company has reduced the number of accounts it services by eliminating many accounts which are not profitable or only marginally profitable.

- - --------------------------------------------------------------------------------

PURCHASING, SUPPLIERS AND INVENTORY MANAGEMENT

  The Company distributes approximately 38,000 items purchased from approximately 1,400 manufacturers. The Company's ten largest vendors in 1994 accounted for approximately 23% of total Company purchases, but no single manufacturer accounted for more than 5% of the Company's total purchases during the year. The Company has no long-term supply or distribution agreements with its vendors. Substantially all products of the type distributed by the Company are available from a number of manufacturers. From time to time the Company receives extended terms from its suppliers which it passes on to its customers.

  Because inventory constitutes a substantial portion of the Company's total assets, efficient control of inventory is an important management priority. The Company's inventory turns (determined by dividing monthly cost of stocked goods sold by average monthly inventory) were 5.0 in 1994 as compared to 5.2 in 1993. The decline was caused by an increase of approximately 5,000 new items in inventory.

- - --------------------------------------------------------------------------------

COMPETITION

  The Company's markets and those of its customers are highly competitive. The Company competes directly with other national and regional wholesalers (including co-ops), with direct-selling manufacturers and with specialty distributors on the basis of fill-rate, delivery time, price, breadth of product lines, marketing programs and support services. A number of these competitors are larger and have greater financial resources than the Company. The Company's business depends on its ability to distribute a large volume and variety of products efficiently and to provide high quality support services.

- - --------------------------------------------------------------------------------

EMPLOYEES

  As of December 31, 1994, the Company employed 407 persons, of whom approximately 207 are subject to a collective bargaining agreement expiring in December 1995. The Company has not experienced any strikes or work stoppages and considers its relationship with employees to be good.

- - --------------------------------------------------------------------------------

PROPERTIES

  The Company's distribution facility and executive offices are located in a single 430,000 square foot facility on a 30-acre site in Pelham, Alabama. The Company leases the Pelham facility pursuant to leases entered into in connection with the issuance of three series of industrial development bonds. The Company has guaranteed payment of the principal and interest on such bonds, and in 1994 paid an aggregate of $884,000 pursuant to such lease agreements. The Company has options to purchase the property for a nominal cost at the expiration of the leases. The Company believes that its Pelham facility is adequate for its presently foreseeable needs. The Company also leases 20,000 square foot warehouse redistribution facilities in Winston-Salem, North Carolina and in Ocala, Florida for monthly rental of approximately $4,700 and $5,300, respectively, and office space in Atlanta, Georgia and New York, New York for which lease payments are approximately $51,000 and $77,000 per annum, respectively.

- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company as of March 1, 1995, their ages and their present positions with the Company and their principal occupations since 1989 are as follows:

                   NAME                     AGE                              POSITION
- - ------------------------------------------  ---     ----------------------------------------------------------

William Riley.............................  63      Chairman of the Board

Pierce E. Marks, Jr.......................  66      President and Chief Executive Officer

John L. Sawyer............................  57      Executive Vice President and General Manager

J. Franklin West..........................  44      Senior Vice President -- Marketing & Sales

Andrew W. Reid............................  47      Vice President -- Marketing

L. Ward Edwards...........................  58      Vice President -- Finance, Treasurer, Secretary and
                                                    Director

   Officers are elected annually and serve at the discretion of the Board of
   Directors.
- - --------------------------------------------------------------------------------

COMMON STOCK INFORMATION

  The Company's common stock is traded in the over-the-counter market and quoted on the NASDAQ National Market System, symbol MHCO. The following table shows the high and low sales prices by quarter in 1994 and 1993.

                                                                         1994                     1993
                                                                   ----------------         ----------------
                          QUARTER ENDED                            HIGH         LOW         HIGH         LOW
- - -----------------------------------------------------------------  ----         ---         ----         ---
March 31,........................................................    4 1/4       3            6           4  3/4
June 30,.........................................................    5 1/2       3  1/4       5 1/2       4  1/2
September 30,....................................................    5 1/2       4  1/2       5 1/4       4  1/2
December 31,.....................................................    5 1/4       4  1/4       4 1/2       3  1/2

  At March 3, 1995 there were 77 holders of record of the Company's common stock. Since a large number of these holders are nominees, the Company believes beneficial holders represent a substantially larger number.

  The Company has not paid cash dividends on its common stock. It has been the policy of the Board of Directors to retain all available earnings to support the growth and expansion of its business. The payment of dividends on common stock in the future and the rate of such dividends, if any, will be determined by the Board of Directors based on the Company's earnings, financial condition and capital requirements.

- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------

SELECTED FINANCIAL DATA
- - --------------------------------------------------------------------------------

                                                                     YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------
                                                   1994          1993          1992          1991          1990
                                                 ---------     ---------     ---------     ---------     ---------

                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
     Net sales.................................  $ 136,236     $ 129,355     $ 126,003     $ 123,627     $ 112,347
     Cost of sales.............................    120,945       114,684       110,304       108,993        97,889
                                                 ---------     ---------     ---------     ---------     ---------
     Gross profit..............................     15,291        14,671        15,699        14,634        14,458
     Selling and administrative expenses.......     12,360        12,861        13,101        15,331        12,857
                                                 ---------     ---------     ---------     ---------     ---------
     Operating income (loss)...................      2,931         1,810         2,598          (697)        1,601
     Interest expense, net.....................        595           539           567           756           710
                                                 ---------     ---------     ---------     ---------     ---------
     Income (loss) before income tax
       (benefit)...............................      2,336         1,271         2,031        (1,453)          891
     Income tax (benefit)......................        880           465           690          (477)          358
                                                 ---------     ---------     ---------     ---------     ---------
     Net income (loss).........................  $   1,456     $     806     $   1,341     $    (976)    $     533
                                                 =========     =========     =========     =========     =========
     Per share data:
          Net income (loss)....................  $     .65     $     .36     $     .59     $    (.43)    $     .24
                                                 =========     =========     =========     =========     =========
     Weighted average common shares
       outstanding.............................  2,249,000     2,265,000     2,275,000     2,257,000     2,265,000
                                                 =========     =========     =========     =========     =========

                                                                           DECEMBER 31,
                                                 -----------------------------------------------------------------
                                                   1994          1993          1992          1991          1990
                                                 ---------     ---------     ---------     ---------     ---------

                                                                          (IN THOUSANDS)
Balance Sheet Data:
     Current assets............................  $  42,747     $  35,921     $  36,148     $  35,288     $  29,301
     Property and equipment -- net.............      7,216         7,420         7,283         7,356         7,540
     Other assets..............................        785           776           807           424           523
                                                 ---------     ---------     ---------     ---------     ---------
          Total assets.........................  $  50,748     $  44,117     $  44,238     $  43,068     $  37,364
                                                 =========     =========     =========     =========     =========
     Current liabilities.......................  $  29,318     $  23,531     $  24,128     $  24,681     $  17,095
     Long-term debt............................      4,699         5,198         5,516         6,014         6,478
     Deferred income taxes.....................        988           968           880            --           442
     Stockholders' equity......................     15,743        14,420        13,714        12,373        13,349
                                                 ---------     ---------     ---------     ---------     ---------
          Total liabilities and stockholders'
            equity.............................  $  50,748     $  44,117     $  44,238     $  43,068     $  37,364
                                                 =========     =========     =========     =========     =========

- - --------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- - --------------------------------------------------------------------------------

  Beginning in late 1991 the Company reduced operating expenses by consolidating sales territories and delivery routes and eliminating a number of small, unprofitable accounts. In order to keep its customers competitive in their markets, the Company introduced a new dealer buying plan in 1993 which features lower prices for volume purchases. Increased sales to larger accounts has more than offset the sales lost from the elimination of smaller accounts and a reduction in the number of salesmen; however, more competitive pricing has reduced the gross margin percentage.

NET SALES

  As the Company's customer base has changed towards larger customers, sales shipped direct from the factory to the customer have increased. Gross margins on direct shipments are lower than gross margins on warehouse shipments; however, expenses related to direct shipments are also substantially lower, and the Company believes that direct shipments are an important part of its business as a full-service wholesale distributor.

  The following table sets forth the major elements of net sales in the past three years.

                                                                       YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------------------------
                                                           1994                  1993                  1992
                                                     -----------------     -----------------     -----------------
                                                                        (DOLLARS IN THOUSANDS)
Net Sales:
  Warehouse shipments..............................  $ 98,154     72.0%    $ 92,779     71.7%    $ 92,893     73.7%
  Factory direct shipments.........................    38,082     28.0       36,576     28.3       33,110     26.3
                                                     --------    -----     --------    -----     --------    -----
       Net Sales...................................  $136,236    100.0%    $129,355    100.0%    $126,003    100.0%
                                                     ========    =====     ========    =====     ========    =====

  From 1992 to 1993 warehouse shipments were flat as increases in sales to larger customers were offset by sales lost due to the elimination of small unprofitable customers. There was no significant reduction in the number of customers in 1994 and warehouse sales increased 6% and total sales increased 5%.

OPERATIONS

  The following table sets forth certain financial data as a percentage of net sales for the years indicated:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------
                                                                              1994          1993          1992
                                                                              -----         -----         -----
Net sales...................................................................  100.0%        100.0%        100.0%
                                                                              =====         =====         =====
Gross margin................................................................   17.0%         17.2%         18.5%
Warehouse and delivery expense..............................................    5.8           5.9           6.0
                                                                              -----         -----         -----
Gross profit................................................................   11.2          11.3          12.5
Selling and administrative expense..........................................    9.1           9.9          10.4
                                                                              -----         -----         -----
Operating income............................................................    2.1           1.4           2.1
Interest expense, net.......................................................     .4            .4            .5
                                                                              -----         -----         -----
Income before income tax....................................................    1.7%          1.0%          1.6%
                                                                              =====         =====         =====

GROSS MARGIN

  Gross margin percentage has decreased due to the elimination of a number of smaller accounts which did not qualify for more competitive prices available to the Company's larger customers and the introduction of the more competitively priced dealer buying plan noted above. In 1994 gross margin dollars increased as volume increases

- - --------------------------------------------------------------------------------
more than offset the lower gross margin percentage. The following table sets forth gross margin and gross margin percentages and year-to-year changes for
1992, 1993 and 1994.

                                                                                                  INCREASE (DECREASE)
                                                                                                   VS. SAME QUARTER
                                                               GROSS MARGIN                        IN PREVIOUS YEAR
                                                      -------------------------------       -------------------------------
                                                          AMOUNT           PERCENTAGE           AMOUNT           PERCENTAGE
                          QUARTER                     (IN THOUSANDS)        OF SALES        (IN THOUSANDS)         POINTS
           -------------------------------------      --------------       ----------       --------------       ----------
1992  --   1st..................................          $5,809              18.9%             $  804                .5%
           2nd..................................           6,161              18.5                (212)              (.4)
           3rd..................................           6,028              18.2                (272)              (.4)
           4th..................................           5,270              18.2                (228)              (.8)
1993  --   1st..................................           5,475              17.0                (334)             (1.9)
           2nd..................................           5,852              17.7                (309)              (.8)
           3rd..................................           5,802              16.6                (226)             (1.6)
           4th..................................           5,157              17.6                (113)              (.6)
1994  --   1st..................................           5,815              17.1                 340                .1
           2nd..................................           5,912              17.5                  60               (.2)
           3rd..................................           5,936              16.2                 134               (.4)
           4th..................................           5,546              17.4                 389               (.2)

WAREHOUSE AND DELIVERY EXPENSES

  Warehouse and delivery expenses increased slightly from 1992 to 1993 as increased labor rates and additional warehouse labor to handle additional products in inventory more than offset the savings realized from ongoing consolidation of delivery routes. The additional inventory items were added to broaden the existing lines and fill the needs of new customers in the Florida market. In 1994 these expenses increased in part due to steps taken to improve order filling accuracy and customer satisfaction. However, as a percent of warehouse shipments they decreased slightly to 8.1%.

  The following table shows the trend of warehouse and delivery expense by quarter for 1992, 1993 and 1994.

                                                                                                  INCREASE (DECREASE)
                                                      WAREHOUSE & DELIVERY EXPENSE                 VS. SAME QUARTER
                                                    ---------------------------------              IN PREVIOUS YEAR
                                                                          PERCENTAGE        -------------------------------
                                                        AMOUNT           OF WAREHOUSE           AMOUNT           PERCENTAGE
                         QUARTER                    (IN THOUSANDS)        SHIPMENTS         (IN THOUSANDS)         POINTS
           -----------------------------------      --------------       ------------       --------------       ----------
1992  --   1st................................          $1,820                7.9%              $   64                (.7)%
           2nd................................           1,879                8.0                 (432)               (.9)
           3rd................................           1,941                8.0                 (384)              (1.4)
           4th................................           1,929                8.7                 (221)              (1.1)
1993  --   1st................................           1,816                7.8                   (4)               (.1)
           2nd................................           1,925                8.1                   46                 .1
           3rd................................           1,959                8.3                   18                 .3
           4th................................           1,915                8.6                  (14)               (.1)
1994  --   1st................................           1,920                7.9                  104                 .1
           2nd................................           1,991                8.1                   66                 .0
           3rd................................           1,994                7.9                   35                (.4)
           4th................................           2,013                8.4                   98                (.2)

SELLING AND ADMINISTRATIVE EXPENSES

  Throughout the period from 1992 through 1994, selling expense has been reduced by consolidation of sales territories and reducing the number of territory managers. Selling and administrative expense as a percent of sales decreased from 10.4% of sales in 1992 to 9.9% of sales in 1993. Late in 1993 the number of administrative employees

- - --------------------------------------------------------------------------------
was reduced and selling and administrative expense as a percent of sales decreased to 9.1% in 1994. The following table shows the quarterly trend of selling and administrative expenses in 1992, 1993 and 1994.

                                                                                              INCREASE (DECREASE)
                                                      SALES & ADMINISTRATIVE                   VS. SAME QUARTER
                                                              EXPENSE                          IN PREVIOUS YEAR
                                                  -------------------------------       -------------------------------
                                                      AMOUNT           PERCENTAGE           AMOUNT           PERCENTAGE
                  QUARTER                         (IN THOUSANDS)        OF SALES        (IN THOUSANDS)         POINTS
- - --------------------------------------------      --------------       ----------       --------------       ----------
1992  --   1st..............................          $3,274              10.7%             $  (83)              (1.6)%
           2nd..............................           3,321              10.0                (824)              (2.3)
           3rd..............................           3,328              10.1                (753)              (1.9)
           4th..............................           3,178              11.0                (570)              (2.0)
1993  --   1st..............................           3,298              10.2                  24                (.5)
           2nd..............................           3,189               9.7                (132)               (.3)
           3rd..............................           3,260               9.4                 (68)               (.7)
           4th..............................           3,114              10.6                 (64)               (.4)
1994  --   1st..............................           3,030               8.9                (268)              (1.3)
           2nd..............................           3,104               9.2                 (85)               (.5)
           3rd..............................           3,298               9.0                  38                (.4)
           4th..............................           2,928               9.2                (186)              (1.4)

INTEREST EXPENSE

  Interest expense in 1993 decreased slightly compared to 1992 as a result of lower interest rates and a reduction in the principal of long-term debt outstanding, partially offset by increased average borrowings on the Company's line of credit. Interest expense increased in 1994 compared to 1993 due to higher average interest rates.

TAX

  As a result of the loss incurred in 1991, the Company had net operating loss carryforwards of $142,000 for financial reporting purposes which reduced tax expense for 1992 by $53,000.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital requirements are met with funds provided by operations and bank lines of credit providing for maximum borrowings of up to $9,000,000. Actual borrowings under these lines of credit and the average interest rate were as follows during the past three years:

                                                                                                 WEIGHTED
                                                                                                 AVERAGE    YEAR-END
                                                          AVERAGE       YEAR-END     MAXIMUM     INTEREST   INTEREST
                                                       BORROWINGS(1)   BORROWINGS   BORROWINGS   RATE(2)      RATE
                                                       -------------   ----------   ----------   --------   ---------
1992.................................................   $ 4,309,000    $6,000,000   $7,003,000      6.25%      6.00%
1993.................................................     4,825,000     7,450,000    7,655,000      6.00       6.00
1994.................................................     5,117,000     8,500,000    8,500,000      7.10       8.50

(1) The average amount outstanding during the period was computed by dividing the total month-end outstanding principal balances by twelve.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average borrowings.

  The increase in average borrowings in 1993 and 1994 resulted from higher levels of average trade receivables and merchandise inventories, reflecting the higher level of sales and reduced inventory turns. Trade receivables at December 31, 1993 were down $381,000 from December 31, 1992 because of reduced past due accounts and up $2,277,000 at December 31, 1994 because of an increase in sales with extended payment terms in the fourth quarter.

- - --------------------------------------------------------------------------------

  The following are the number of inventory items carried and average inventory turns for 1992, 1993 and 1994.

                                                                                         NUMBER OF      AVERAGE
                                                                                           ITEMS       INVENTORY
                                                                                          CARRIED        TURNS
                                                                                         ---------     ---------
1992...................................................................................    33,700         5.4
1993...................................................................................    38,000         5.2
1994...................................................................................    38,000         5.0

  In 1993 approximately 4,300 additional inventory items were added. This increased the average inventory on hand and reduced the number of turns. At December 31, 1994 inventories were up $3,971,000 compared to the prior year. In order to improve the "fill rate" (the percentage of items shipped within 48 hours of the receipt of an order) on customer orders, inventories were increased during 1994, and as a result the "fill rate" increased from approximately 93% to approximately 95%. In addition, in December inventories were increased in order to take advantage of volume rebates available from certain suppliers. Accounts payable at December 31, 1994 were up $4,624,000 from December 31, 1993 as a result of the increase in inventories late in the year.

  Capital expenditures during the current year totaled $762,000 and have been financed by operations. Depreciation and amortization for 1994 was $972,000.

- - --------------------------------------------------------------------------------

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
- - --------------------------------------------------------------------------------

Board of Directors
Moore-Handley, Inc.

  We have audited the accompanying balance sheets of Moore-Handley, Inc. as of December 31, 1994 and 1993, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moore-Handley, Inc. at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                                              Ernst & Young, LLP

Birmingham, Alabama
February 16, 1995

- - --------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
STATEMENTS OF INCOME
- - --------------------------------------------------------------------------------
For the Years Ended December 31, 1994, 1993 and 1992

                                                   1994             1993             1992
- - ---------------------------------------------------------------------------------------------
Net sales....................................  $136,236,000     $129,355,000     $126,003,000
Cost of merchandise sold.....................   113,027,000      107,069,000      102,735,000
Warehouse and delivery expense...............     7,918,000        7,615,000        7,569,000
                                               ------------     ------------     ------------
Cost of sales................................   120,945,000      114,684,000      110,304,000
                                               ------------     ------------     ------------
Gross profit.................................    15,291,000       14,671,000       15,699,000
Selling and administrative expense...........    12,360,000       12,861,000       13,101,000
                                               ------------     ------------     ------------
Operating income.............................     2,931,000        1,810,000        2,598,000
Interest expense, net........................       595,000          539,000          567,000
                                               ------------     ------------     ------------
Income before provision for income tax.......     2,336,000        1,271,000        2,031,000
Income tax...................................       880,000          465,000          690,000
                                               ------------     ------------     ------------
Net income...................................  $  1,456,000     $    806,000     $  1,341,000
                                               ============     ============     ============

Per share data:
      Net income per common share............  $        .65     $        .36     $        .59
                                               ============     ============     ============
      Weighted average common shares
         outstanding.........................     2,249,000        2,265,000        2,275,000
                                               ============     ============     ============

                            See accompanying notes.

- - --------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
BALANCE SHEETS
- - --------------------------------------------------------------------------------
December 31, 1994 and 1993

                            ASSETS                                 1994            1993
- - -------------------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents...............................  $   781,000     $   587,000
      Trade receivables, net of allowance for doubtful
       accounts
         of $1,100,000 and $1,000,000 in 1994 and 1993........   20,349,000      18,072,000
      Other receivables.......................................    1,947,000       1,592,000
      Merchandise inventory...................................   18,713,000      14,742,000
      Prepaid expenses........................................      243,000         296,000
      Deferred income taxes...................................      714,000         632,000
                                                                -----------     -----------
            Total current assets..............................   42,747,000      35,921,000
Prepaid pension cost..........................................      704,000         675,000
Loan to officer, less amount due within one year..............       31,000          43,000
Property and equipment:
      Land....................................................      718,000         718,000
      Buildings...............................................    6,937,000       6,930,000
      Equipment...............................................    7,615,000       7,385,000
                                                                -----------     -----------
                                                                 15,270,000      15,033,000
      Less accumulated depreciation...........................   (8,054,000)     (7,613,000)
                                                                -----------     -----------
      Net property and equipment..............................    7,216,000       7,420,000
Deferred charges, net of accumulated amortization of $57,000
   and $49,000 in 1994 and 1993...............................       50,000          58,000
                                                                -----------     -----------
Total Assets..................................................  $50,748,000     $44,117,000
                                                                ============    ============

                            See accompanying notes.

- - --------------------------------------------------------------------------------

             LIABILITIES AND STOCKHOLDERS' EQUITY                  1994            1993
- - -------------------------------------------------------------------------------------------
Current liabilities:
      Bank loans..............................................  $ 8,500,000     $ 7,450,000
      Accounts payable........................................   17,902,000      13,278,000
      Accrued payroll.........................................      407,000         412,000
      Other accrued liabilities...............................    1,542,000       1,680,000
      Long-term debt due within one year......................      843,000         649,000
      Accrued income tax......................................      124,000          62,000
                                                                -----------     -----------
            Total current liabilities.........................   29,318,000      23,531,000
Long-term debt, less amount due within one year...............    4,699,000       5,198,000
Deferred income taxes.........................................      988,000         968,000
Stockholders' equity:
      Common stock, $.10 par value; 10,000,000 shares
       authorized, 2,510,040 shares issued....................      251,000         251,000
      Capital in excess of par value..........................   12,883,000      12,883,000
      Retained earnings.......................................    4,345,000       2,889,000
      Less:
         Treasury stock at cost, 300,497 shares and 272,597 in
           1994 and 1993......................................   (1,587,000)     (1,454,000)
         Loans to officers....................................     (149,000)       (149,000)
                                                                -----------     -----------
            Total stockholders' equity........................   15,743,000      14,420,000
                                                                -----------     -----------
Total Liabilities and Stockholders Equity.....................  $50,748,000     $44,117,000
                                                                ============    ============

                            See accompanying notes.

- - --------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
- - --------------------------------------------------------------------------------
For the Years Ended December 31, 1994, 1993 and 1992

                                                                                            COMMON STOCK
                                                                                     --------------------------
                                                                                      SHARES            AMOUNT
- - ---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1991.....................................................    2,510,040         $251,000
Net income.......................................................................           --               --
                                                                                     ---------         --------
Balance at December 31, 1992.....................................................    2,510,040          251,000
Purchase of shares for treasury..................................................           --               --
Net income.......................................................................           --               --
                                                                                     ---------         --------
Balance at December 31, 1993.....................................................    2,510,040          251,000
Purchase of shares for treasury..................................................           --               --
Net income.......................................................................           --               --
                                                                                     ---------         --------
Balance at December 31, 1994.....................................................    2,510,040         $251,000
                                                                                     =========         ========

                            See accompanying notes.

- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------

                                       TREASURY STOCK
    CAPITAL IN                     -----------------------                       TOTAL
     EXCESS OF       RETAINED                                  LOANS TO      STOCKHOLDERS'
     PAR VALUE       EARNINGS      SHARES        AMOUNT        OFFICERS         EQUITY
- - ---------------------------------------------------------------------------------------------
    $12,883,000     $  742,000     252,597     $(1,354,000)    $(149,000)     $12,373,000
             --      1,341,000          --              --            --        1,341,000
    -----------     ----------     -------     -----------     ---------     -------------
     12,883,000      2,083,000     252,597      (1,354,000)     (149,000)      13,714,000
             --             --      20,000        (100,000)           --         (100,000)
             --        806,000          --              --            --          806,000
    -----------     ----------     -------     -----------     ---------     -------------
     12,883,000      2,889,000     272,597      (1,454,000)     (149,000)      14,420,000
             --             --      27,900        (133,000)           --         (133,000)
             --      1,456,000          --              --            --        1,456,000
    -----------     ----------     -------     -----------     ---------     -------------
    $12,883,000     $4,345,000     300,497     $(1,587,000)    $(149,000)     $15,743,000
    ===========     ==========     =======     ===========     =========     =============

                            See accompanying notes.

- - --------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
STATEMENTS OF CASH FLOW
- - --------------------------------------------------------------------------------
For the Years Ended December 31, 1994, 1993 and 1992

                                                                       1994            1993            1992
- - ---------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income...................................................  $ 1,456,000     $   806,000     $ 1,341,000
     Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
          Depreciation and amortization...........................      972,000         947,000         894,000
          Provision for doubtful accounts.........................      369,000         331,000         360,000
          Gain on sale of equipment...............................      (92,000)        (35,000)        (21,000)
          Change in assets and liabilities:
               Trade and other receivables........................   (3,001,000)         26,000      (1,494,000)
               Merchandise inventory..............................   (3,971,000)       (595,000)        950,000
               Prepaid expenses...................................       53,000          33,000         (57,000)
               Prepaid pension cost...............................      (29,000)         12,000        (335,000)
               Loan to officer....................................       12,000          12,000         (55,000)
               Accounts payable and accrued expenses..............    4,481,000      (2,260,000)     (1,087,000)
               Accrued income taxes...............................       62,000          62,000         147,000
               Deferred income taxes..............................      (62,000)         46,000         290,000
                                                                    -----------     -----------     -----------
               Total adjustments..................................   (1,206,000)     (1,421,000)       (408,000)
                                                                    -----------     -----------     -----------
               Net cash provided by (used in) operating
                  activities......................................      250,000        (615,000)        933,000
Cash flows from investing activities:
     Capital expenditures.........................................     (762,000)     (1,119,000)       (828,000)
     Proceeds from sale of equipment..............................       94,000          77,000          35,000
                                                                    -----------     -----------     -----------
               Net cash used in investing activities..............     (668,000)     (1,042,000)       (793,000)
Cash flows from financing activities:
     Net borrowings under bank loans..............................    1,050,000       1,450,000         500,000
     Principal payments under long-term debt......................     (754,000)       (527,000)       (464,000)
     Additional long-term borrowings..............................      449,000         360,000              --
     Purchase of treasury stock...................................     (133,000)       (100,000)             --
                                                                    -----------     -----------     -----------
               Net cash provided by financing activities..........      612,000       1,183,000          36,000
                                                                    -----------     -----------     -----------
               Net increase (decrease) in cash and cash
                  equivalents.....................................      194,000        (474,000)        176,000
Cash and cash equivalents at beginning of year....................      587,000       1,061,000         885,000
                                                                    -----------     -----------     -----------
Cash and cash equivalents at end of year..........................  $   781,000     $   587,000     $ 1,061,000
                                                                    ===========     ===========     ===========

               Supplemental Disclosures of Cash Flow Information

                                                                       1994            1993            1992
                                                                    -----------     -----------     -----------
Cash paid during the year for:
     Interest.....................................................  $   662,000     $   593,000     $   658,000
     Income taxes.................................................      818,000         280,000         525,000

                            See accompanying notes.

- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
NOTES TO FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

1. Significant Accounting Policies

  Cash and Cash Equivalents

  The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

  Concentration of Credit Risk

  The Company is a wholesaler of hardware and building material products and as such grants credit to its customers, most of whom are independent retailers located in the Southeast. The Company performs periodic credit evaluations of its customers' financial condition and obtains personal guarantees and/or security interests where it deems necessary.

  Inventory

  Inventory is stated at the lower of weighted average cost or market.

  Property and Equipment

  Property and equipment is stated at cost and depreciation is computed using the straight line method over estimated useful lives as follows:

Buildings......................................................    25-31.5 years
Equipment......................................................       3-10 years

  Income Taxes

  Deferred income taxes are provided for temporary differences between financial and income tax reporting, primarily related to depreciation, inventory valuation and certain accrued costs.

  The adoption in 1992 of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," had no material effect on the Company's financial statements.

  Deferred Charges

  Deferred charges consist of financing costs and are amortized over the term of the indebtedness.

  Income per Common Share

  Income per common share is computed based on the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares include dilutive employees' stock options.

2. Loans to Officers

  In 1989 two officers of the Company, Mr. Sawyer and Mr. West, purchased an aggregate of 35,000 shares of treasury stock, at market value, for notes of $149,000 collateralized by the shares and bearing interest at 10%. No payments have been made on these notes receivable ($106,000 from Mr. Sawyer and $43,000 from Mr. West) which are reflected as a reduction of stockholders' equity in the balance sheet.

  In 1990 the Company also loaned Mr. Sawyer $60,000 in connection with the purchase of a home. No payments of principal have been made on this note which is due on demand and bears interest at the prime rate.

  The Company also loaned Mr. West $50,000 in 1990 and $72,000 in 1992. He has made principal payments on these loans of $16,000, $12,000, and $12,000 in 1992, 1993, and 1994 respectively. The balance at December 31, 1994 of $43,000 ($55,000 at December 31, 1993) bears interest at 7% and is payable $1,000 per month plus the net amount of any bonus paid to him.

3. Bank Loans

  The Company has lines of credit, renewable annually, with two banks which allow unsecured borrowings in the aggregate of up to $9,000,000 at the banks' prime interest rates. The Company is charged a commitment fee of 3/8 of 1% on the unused portion of one of the lines of credit.

4. Long-Term Debt

  Long-term debt at December 31, 1994 and 1993 includes industrial development bonds with interest payable at rates from 85% to 93% of prime and obligations under capital leases financing transportation equipment. The Company is a party to lease agreements with an industrial development board which are being accounted for as asset purchases. Under the agreements, industrial development bonds were issued and the proceeds used to purchase land of $534,000 and building and equipment of $8,881,000. The Company has an unconditional obligation to pay the principal and interest on the bonds.

  In 1993 the Company entered into a 36 month lease to finance the purchase of $360,000 of transportation equipment. The lease, which includes interest at 7.08%, is being accounted for as a capital lease. Purchases of

- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------

additional transportation equipment in 1994 of $449,000 were financed under leases with an average interest rate of 7.88%. Annual installments of principal on all capital leases increase from approximately $843,000 in 1994 to $883,000 in 2001.

  Maturities of long-term debt during the next five years are as follows:

     1995............................  $  843,000
     1996............................     875,000
     1997............................     703,000
     1998............................     715,000
     1999............................     769,000
     Thereafter......................   1,637,000
                                       ----------
                                       $5,542,000
                                       ==========

  Interest expense on long-term debt and bank loans for the years ended December 31, 1994, 1993 and 1992 was $677,000, $603,000, and $626,000 respectively.

5. Commitments

  Total future rental payments under non-cancelable operating leases which expire in 1997 are $469,000. Annual rentals for the remainder of the lease terms are as follows:

        1995.........................  $290,000
        1996.........................   168,000
        1997.........................    11,000

  Rental expense was $408,000, $409,000, and $487,000 in 1994, 1993 and 1992,
respectively.

6. Income Tax

  The provision (benefit) for income tax consists of the following:

                                        1994       1993       1992
                                      --------   --------   --------
Current:
    Federal.........................  $839,000   $372,000   $368,000
    State...........................   103,000     47,000     32,000
Deferred............................   (62,000)    46,000    290,000
                                      --------   --------   --------
                                      $880,000   $465,000   $690,000
                                      ========   ========   ========

  The provision for income taxes in 1992 includes a benefit of $53,000 resulting from net operating loss carryforwards.

  Deferred income tax expense (benefit) is related to the following items:

                                       1994       1993       1992
                                     --------   --------   ---------
Depreciation.......................  $ 36,000   $ 59,000   $ 634,000
Provision for pension expenses.....   (16,000)    29,000     246,000
Accrued health insurance and
  vacation costs...................   (26,000)        --     (81,000)
Allowance for doubtful accounts....   (36,000)        --    (373,000)
Inventory costs capitalized for tax
  purposes.........................    (5,000)   (27,000)   (102,000)
Provision for writedown of excess
  inventory........................   (15,000)   (15,000)    (34,000)
                                     --------   --------   ---------
                                     $(62,000)  $ 46,000   $ 290,000
                                     ========   ========   =========

  The deferred income tax liabilities (assets) are reflected in the balance sheet as follows:

                                                1994        1993
                                              ---------   ---------
Current Assets:
  Accrued health insurance and vacation
    costs...................................  $(107,000)  $ (81,000)
  Allowance for doubtful accounts...........   (409,000)   (373,000)
  Inventory costs capitalized for tax
    purposes................................   (134,000)   (129,000)
  Provision for write down of excess
    inventory...............................    (64,000)    (49,000)
                                              ---------   ---------
                                               (714,000)   (632,000)
Non-current liabilities
  Depreciation..............................    729,000     693,000
  Provision for pension expenses............    259,000     275,000
                                              ---------   ---------
                                                988,000     968,000
                                              ---------   ---------

    Net liability...........................  $ 274,000   $ 336,000
                                              =========   =========

  The provision for income taxes differs from the statutory federal income tax rate as a result of the following:

                                         PERCENT OF PRE-TAX INCOME
                                         --------------------------
                                         1994       1993       1992
                                         ----       ----       ----
Statutory U. S. income tax rate........   34%        34%        34%
Increase in rates resulting from:
    State income taxes -- net of
      federal benefit..................    3          2          3
    Non-deductible and other items.....    1          1         --
    Use of net operating loss
      carryforward of prior year.......   --         --         (3)
                                         ----       ----       ----
Effective income tax rate..............   38%        37%        34%
                                         =====      =====      =====

7. Pension Plans

  The Company has two trusteed, noncontributory, qualified defined benefit pension plans ("Pension Plans") covering substantially all employees of the Company. Retirement benefits are provided based on employees' years of service and earnings. Contributions to the Pension Plans are based on the amount necessary to fund the net periodic pension cost. Contributions are limited to the amount that can be currently deducted for federal income tax purposes and are based on the amount necessary to fund the minimum level required by the Employee Retirement Income Security Act of 1974.

- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------

  The Company's net periodic pension cost for 1994, 1993 and 1992 included the following components:

                        1994        1993        1992
                      ---------   ---------   ---------
Service cost --
  benefits earned
  during the
  period............  $ 215,000   $ 254,000   $ 203,000
Interest cost on
  projected benefit
  obligation........    289,000     268,000     242,000
Actual return on
  assets............     88,000    (255,000)   (167,000)
Net amortization and
  deferral..........   (305,000)     70,000     (59,000)
                      ---------   ---------   ---------
Net periodic pension
  cost..............  $ 287,000   $ 337,000   $ 219,000
                      =========   =========   =========

  The following table sets forth the assets and liabilities of the plans and the amount of the net prepaid pension cost recognized in the Company's balance sheets as of December 31, 1994 and 1993.

                                   1994         1993
                                ----------   ----------
Actuarial present value of
  benefit obligations:
     Vested benefit
       obligations............  $3,743,000   $3,398,000
     Nonvested benefit
       obligations............      98,000      106,000
                                ----------   ----------
     Accumulated benefit
       obligations............   3,841,000    3,504,000
     Effect of projected
       future salary
       increases..............     802,000      859,000
                                ----------   ----------
     Projected benefit
       obligations............   4,643,000    4,363,000
Plan assets at fair
  value(a)....................   4,394,000    4,277,000
                                ----------   ----------
Plan assets in excess of (less
  than) projected benefit
  obligations.................    (249,000)     (86,000)
Unrecognized obligations at
  transition..................     609,000      691,000
Unrecognized net loss/
  (gain)......................     203,000      (85,000)
Unrecognized prior service
  cost........................     141,000      155,000
                                ----------   ----------
Net prepaid pension cost
  recognized in the balance
  sheet.......................  $  704,000   $  675,000
                                ==========   ==========

- - ------------

  (a) Plan assets consist of debt securities and comingled funds.

  The assumed rates used to measure the projected benefit obligations and the expected earnings on plan assets at December 31, 1994, 1993 and 1992 were:

                                    1994   1993   1992
                                    ----   ----   ----
Weighted average discount rate....   7%     7%     8%
Long-term rate of return on
  assets..........................   7%     7%     8%
Increase in future compensation
  levels..........................   4%     4%     5%

  The Company has 401(k) savings plans covering substantially all employees. Contributions by the Company are discretionary and no contributions were made in 1994, 1993 or 1992.

8. Incentive Compensation Plan

  On May 23, 1991 the stockholders approved the 1991 Incentive Compensation Plan pursuant to which a maximum aggregate of 250,000 shares of common stock may be issued to employees and directors until April 12, 2001.

  As of December 31, 1994 the following options have been granted under this plan:

     A. Options to officers for 80,000 shares at $3.75 per share (market value at date of grant) exercisable through April 2001 in four equal annual installments beginning April 12, 1992.

     B. Options to Independent Directors for 12,000 shares at approximately $5.00 per share and 4,000 shares at approximately $4.75 per share (market value at date of grant) exercisable through May 2004.

     C. Options to Officer-Directors for 110,000 shares at $5.36 per share (approximately 143% of market value at date of grant) exercisable, if at all, through April 2001 upon the first to occur of (i) the Company earning $.85 or more per share in any fiscal year during the term of the option; (ii) three months before the tenth anniversary of the date of grant of the option if the holder is still an employee; or (iii) the date of retirement of the holder if he is age 70 or older.

- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA -- UNAUDITED

                     QUARTERLY FINANCIAL DATA -- UNAUDITED
                                 (IN THOUSANDS)

                                         1ST QUARTER         2ND QUARTER         3RD QUARTER         4TH QUARTER
                                      -----------------   -----------------   -----------------   -----------------
                                       1994      1993      1994      1993      1994      1993      1994      1993
                                      -------   -------   -------   -------   -------   -------   -------   -------
Net Sales...........................  $33,984   $32,219   $33,825   $33,035   $36,607   $34,861   $31,820   $29,240
Gross profit........................    3,895     3,659     3,921     3,927     3,942     3,843     3,533     3,242
Net income..........................      442       120       431       379       312       292       271        15
                                      =======   =======   =======   =======   =======   =======   =======   =======
Net income per share................  $   .20   $   .05   $   .19   $   .17   $   .14   $   .13   $   .12   $   .01
                                      =======   =======   =======   =======   =======   =======   =======   =======

- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Moore-Handley, Inc.

                                       By:       /s/  L. WARD EDWARDS

                                         ---------------------------------------
                                                     L. Ward Edwards
                                          Vice President, Treasurer, Secretary
                                                       and Director
                                           (Principal Accounting and Financial
                                                         Officer)

March 8, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                       CAPACITY                               DATE
- - -------------------------------------  -------------------------------------------------------  ---------------

            /s/  WILLIAM RILEY         Chairman of the Board and Director                       March 8, 1995
- - -------------------------------------
            William Riley

       /s/  PIERCE E. MARKS, JR.       President and Director (Principal Executive Officer)     March 8, 1995
- - -------------------------------------
        Pierce E. Marks, Jr.

          /s/  L. WARD EDWARDS         Vice President, Treasurer, Secretary and Director        March 8, 1995
- - -------------------------------------    (Principal Accounting and Financial Officer)
           L. Ward Edwards

         /s/  MICHAEL B. STUBBS        Director                                                 March 8, 1995
- - -------------------------------------
          Michael B. Stubbs

        /s/  RONALD J. JUVONEN         Director                                                 March 8, 1995
- - -------------------------------------
          Ronald J. Juvonen

- - --------------------------------------------------------------------------------

                              MOORE-HANDLEY, INC.

                               Index of Exhibits

EXHIBIT NO.                                             DESCRIPTION
- - -----------   ------------------------------------------------------------------------------------------------
   3(a)       Restated Certificate of Incorporation of Company, filed as Exhibit 3(a) to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
    (a)-1     Amendment to Restated Certificate of Incorporation dated May 7, 1987, filed as Exhibit 3(a)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
    (b)       By-laws of the Company, filed as Exhibit 3(d) to the Company's Registration Statement on Form
                S-1 (Reg. No. 33-3032) and incorporated herein by reference.
    (b)-1     Article VII of By-laws of the Company, as amended May 7, 1987, filed as Exhibit 3(b)-1 to the
                Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
   4(a)       Lease Agreement, dated as of December 1, 1981, as amended, between the Company and the
                Industrial Development Board of the Town of Pelham (the "Board"), filed as Exhibit 10(a) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference.
    (b)       Guarantee Agreement, dated as of December 1, 1981, between the Company and the First Alabama
                Bank of Birmingham, as Trustee ("Trustee"), filed as Exhibit 10(b) to the Company's
                Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference.
    (c)       Mortgage and Trust Indenture, dated as of December 1, 1981, between the Trustee and the Board, filed as Exhibit 10(c) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032)
                and incorporated herein by reference.
    (d)       Lease Agreement, dated as of December 1, 1982, between the Company and the Board, filed as
                Exhibit 10(d) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and
                incorporated herein by reference.
    (e)       Guarantee Agreement, dated as of December 1, 1982, between the Company and the Trustee, filed as
                Exhibit 10(e) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and
                incorporated herein by reference.
    (f)       Mortgage and Trust Indenture, dated as of December 1, 1982, between the Trustee and the Board, filed as Exhibit 10(f) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032)
                and incorporated herein by reference.
    (g)       Guarantee Agreement, dated as of December 30, 1986, between the Company and the First Alabama
                Bank of Birmingham, as Trustee ("Trustee"), filed as Exhibit 10(dd) to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
    (h)       Mortgage and Trust Indenture, dated as of December 30, 1986, between the Trustee and the Board, filed as Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1987 and incorporated herein by reference.
    (i)       Master Lease Agreement, dated as of September 30, 1993, between the Company and The CIT
                Group/Equipment Financing, related to the lease of 10 Navistar Tractors for the term of 36 months and incorporated herein by reference.
 *10(n)-3     Amended and Restated Moore-Handley, Inc. Salaried Pension Plan, dated February 10, 1992 but effective January 1, 1989, filed as Exhibit 10(n)-3 to the Company's Annual Report on Form
                10-K for the year ended December 31, 1991 and incorporated herein by reference.
   *(n)-4     Amendment No. 6 to The Moore-Handley Incorporated Salaried Pension Plan, dated February 10,
                1992, filed as Exhibit 10(n)-4 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1991 and incorporated herein by reference.
    (n)-5     Amendment No. 2 to The Moore-Handley Incorporated Salaried Pension Plan, dated December 29,
                1994, filed as Exhibit 10(n)-5 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1994.
    (o)-3     Amended and Restated Moore-Handley, Inc. Hourly Employees' Retirement Plan dated February 10,
                1992 but effective January 1, 1989, filed as Exhibit 10(o)-3 to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
    (o)-4     Amendment No. 2 to the Moore-Handley, Inc. Hourly Employees' Retirement Plan, dated December 29,
                1994, filed as Exhibit 10(0)-4 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1994.
   *(p)-1     Amended and restated The Moore-Handley Salaried Employees' Savings Plan and Trust dated February
                4, 1994 but effective January 1, 1989, filed as Exhibit 10(p)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


- - --------------------------------------------------------------------------------

EXHIBIT NO.                                             DESCRIPTION
- - -----------   ------------------------------------------------------------------------------------------------
    (q)-3     Collective Bargaining Agreement between the Company and United Wholesale and Warehouse
                Employees' Union, effective December 23, 1992 through December 23, 1995, filed as Exhibit
                10(q)-3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
   *(r)       The Moore-Handley Return-on-Investment Bonus Program, dated February 23, 1983, filed as Exhibit
                10(r) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference.
   *(aa)      Form of Stock Subscription Agreement, dated as of January 29, 1986, between the Company and certain managers of the Company, filed as Exhibit 10(aa) to the Company's Registration
                Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference.
    (bb)      Form of Amendatory Agreements, dated as of March 3, 1986 between the Company, the Trustee and the Board, relating to the Lease Agreements listed as items 10(c) and 10(d), respectively, filed as Exhibit 10(bb) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032)
                and incorporated herein by reference.
    (cc)      Lease Agreement, dated as of December 30, 1986, between the Company and the Industrial
                Development Board of the Town of Pelham (the "Board"), filed as Exhibit 10(cc) to the
                Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
   *(dd)      Agreement dated August 15, 1989 between the Company and John L. Sawyer related to the purchase of common stock, filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1989 and incorporated herein by reference.
   *(ee)      Agreement dated August 15, 1989 between the Company and J. Franklin West related to the purchase of common stock, filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1989 and incorporated herein by reference.
   *(ff)      1991 Incentive Compensation Plan, filed as Exhibit A to the Company's Proxy Statement dated
                April 30, 1991 and incorporated herein by reference.
   *(gg)      The Moore-Handley, Inc. Employees' 401(k) Profit Sharing Prototype Non-Standardized Adoption
                Agreement effective July 1, 1993 and incorporated herein by reference.
  27          Financial Data Schedule (for SEC purposes only)


- - ---------------

 * Management contract or management compensation plan or arrangement..

- - --------------------------------------------------------------------------------

                             MOORE-HANDLEY, INC.

                   P.O. BOX 2607, BIRMINGHAM, ALABAMA 35202

                              TEL (205) 663-8011