Form 10-Q
period 1995-03-31
MOORE HANDLEY INC /DE/
filed 1995-05-03
CIK 788951

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995
                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    --------

                       Commission file number   0-14324
                                                -------

                             Moore-Handley, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          63-0819773
- -------------------------------                    -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation of organization)                          Identification No.)

3140 Pelham Parkway, Pelham, Alabama                        35124
- --------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (205) 663-8011
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                                         Yes    X      No
                                                              -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock, $.10 par value                     2,209,543 shares
- --------------------------------           ---------------------------------
               Class                          Outstanding at April 15, 1995

                              Moore-Handley, Inc.

                                     INDEX

                                                                   Page No.
PART I.  FINANCIAL INFORMATION - UNAUDITED

  Item 1.  Balance Sheets -
             March 31, 1995 and 1994
             and December 31, 1994                                    3

           Statements of Operations -
             Three Months Ended March 31, 1995
             and 1994.                                                4

           Statements of Cash Flows -
             Three Months Ended March 31, 1995
             and 1994.                                                5

           Notes to Financial Statements                              6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations.                                         7-9

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.                         10

Signatures                                                           11


                              Moore-Handley, Inc.
                                 Balance Sheets
                 March 31, 1995 and 1994 and December 31, 1994

                                    ASSETS
                                                     March 31,               December 31,
                                              1995              1994            1994
                                          -----------       -----------      ------------
                                          (unaudited)       (unaudited)
Current assets:
  Cash and cash equivalents               $   558,000       $   789,000       $   781,000
  Trade receivables, net                   21,067,000        23,443,000        20,349,000
  Other receivables                         2,113,000         1,777,000         1,947,000
  Merchandise inventory                    17,755,000        16,886,000        18,713,000
  Prepaid expenses                            442,000           800,000           243,000
  Deferred income taxes                       714,000           632,000           714,000
                                          -----------       -----------       -----------
    Total current assets                   42,649,000        44,327,000        42,747,000
Prepaid pension cost                          635,000           664,000           704,000
Loan to officer                                28,000            40,000            31,000
Property and equipment:                    15,579,000        15,072,000        15,270,000
  Less accumulated depreciation            (8,307,000)       (7,869,000)       (8,054,000)
                                          -----------       -----------       -----------
    Net property and equipment              7,272,000         7,203,000         7,216,000
Deferred charges, net                          49,000            56,000            50,000
                                          -----------       -----------       -----------
                                          $50,633,000       $52,290,000       $50,748,000
                                          ===========       ===========       ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank loans                              $ 4,000,000       $ 5,300,000       $ 8,500,000
  Accounts payable                         22,159,000        20,820,000        17,902,000
  Accrued payroll                             481,000           704,000           407,000
  Accrued income tax                          229,000           283,000           124,000
  Other accrued liabilities                 1,397,000         1,672,000         1,542,000
  Long-term debt due in one year              860,000           660,000           843,000
                                          -----------       -----------       -----------
    Total current liabilities              29,126,000        31,439,000        29,318,000
Long-term debt                              4,478,000         5,021,000         4,699,000
Deferred income taxes                         988,000           968,000           988,000
Stockholders' equity:
  Common stock, $.10 par value;
    10,000,000 shares authorized,
    2,510,040 shares issued                   251,000           251,000           251,000
  Other stockholders' equity               15,790,000        14,611,000        15,492,000
                                          -----------       -----------       -----------
    Total stockholders' equity             16,041,000        14,862,000        15,743,000
                                          -----------       -----------       -----------
                                          $50,633,000       $52,290,000       $50,748,000
                                          ===========       ===========       ===========


                            See accompanying notes.

                              Moore-Handley, Inc.
                            Statements of Operations
                                  (unaudited)

                                             Three Months
                                            Ended March 31,
                                     ----------------------------
                                        1995              1994
                                    -----------       -----------
Net sales                           $35,766,000       $33,984,000
Cost of merchandise sold             29,937,000        28,169,000
Warehouse and delivery
  expense                             1,982,000         1,920,000
                                    -----------       -----------
Cost of sales                        31,919,000        30,089,000
                                    -----------       -----------
Gross profit                          3,847,000         3,895,000

Selling & administrative
  expense                             3,145,000         3,030,000
                                    -----------       -----------
Operating income                        702,000           865,000
Interest expense, net                   226,000           158,000
                                    -----------       -----------
Income before provision
  for income tax                        476,000           707,000
Income tax                              178,000           265,000
                                    -----------       -----------
Net income                          $   298,000       $   442,000
                                    ===========       ===========

Net income
  per common share                  $       .13       $      0.20
                                    ===========       ===========

Weighted average common
   shares outstanding                 2,238,000         2,237,000
                                    ===========       ===========


                            See accompanying notes.

                              Moore-Handley, Inc.
                            Statements of Cash Flows
                   Three Months Ended March 31, 1995 and 1994
                                  (unaudited)

                                                                1995             1994
                                                            -----------      -----------
Cash flows from operating activities:
  Net income                                                $   298,000      $   442,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                             254,000          258,000
      Provision for doubtful accounts                            90,000           90,000
      Gain on sale of equipment                                   ----             ----
      Change in assets and liabilities:
         Trade and other receivables                           (974,000)      (5,646,000)
         Merchandise inventory                                  958,000       (2,144,000)
         Prepaid expenses                                      (199,000)        (504,000)
         Loan to Officer                                          3,000            3,000
         Accounts payable and accrued expenses                4,186,000        9,764,000
         Prepaid pension cost                                    69,000           11,000
         Accrued (refundable) income taxes                      105,000          283,000
                                                            -----------      -----------
         Total adjustments                                    4,492,000        2,115,000
                                                            -----------      -----------
         Net cash flows provided by
           operating activities                               4,790,000        2,557,000

Cash flows from investing activities:
  Capital expenditures                                         (309,000)         (39,000)
  Proceeds from sale of equipment                                 ----             ----
                                                            -----------      -----------
         Net cash flows used in
           investing activities                                (309,000)         (39,000)

Cash flows from financing activities:
  Net payments under bank loans                              (4,500,000)      (2,150,000)
  Principal payments under long-term debt                      (204,000)        (166,000)
                                                            -----------      -----------
         Net cash flows used in
           financing activities                              (4,704,000)      (2,316,000)
                                                            -----------      -----------
Net increase (decrease) in cash and
  cash equivalents                                             (223,000)         202,000

Cash and cash equivalents
  at beginning of period                                        781,000          587,000
                                                            -----------      -----------
Cash and cash equivalents
  at end of period                                          $   558,000      $   789,000
                                                            ===========      ===========


                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                         Notes to  Financial Statements
                  (information pertaining to the three months
                  ended March 31, 1995 and 1994 is unaudited)


Note 1.  Basis of presentation.

         The financial statements included herein have been prepared by Moore-Handley, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission on March 11, 1995.

         The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                    Management's Discussion And Analysis Of
                 Financial Condition And Results Of Operations


Net Sales

Net sales for the quarter increased by $1,782,000 or 5% compared to the same quarter in the prior year. Factory direct shipments increased 14% which the Company believes reflects the change in the customer base towards larger customers.

         The following table sets forth the major elements of net sales:


                                             Three Months Ended March 31,
                                       ---------------------------------------
                                             1995                   1994
                                      ----------------        ----------------
                                                (dollars in thousands)
Net Sales:
   Warehouse shipments  . . . . .     $24,665    69.0%        $24,275    71.4%
   Factory direct shipments . . .      11,101    31.0           9,709    28.6
                                      -------   -----         -------   -----
        Net Sales . . . . . . . .     $35,766   100.0%        $33,984   100.0%
                                      =======   =====         =======   =====

         In the second quarter of 1994 the Company began a program of hiring sales service assistants to work with certain of the more senior territory managers. Because of this, comparisons of sales per territory manager are no longer meaningful. During the first quarter of 1995 the company had an average of 84 field sales personnel as compared to 74 in 1994.

Operations

         The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                              1995         1994
                                              -----        -----
Net sales . . . . . . . . . . . . . . . . .   100.0%        100.0%
                                              =====         =====

Gross margin  . . . . . . . . . . . . . . .    16.3          17.1
Warehouse and delivery expense  . . . . . .     5.6           5.6
                                              -----         -----
Gross profit  . . . . . . . . . . . . . . .    10.7          11.5
Selling & administrative expenses . . . . .     8.8           8.9
                                              -----         -----
Operating income  . . . . . . . . . . . . .     1.9           2.6
Interest expense, net . . . . . . . . . . .      .6            .5
                                              -----         -----
Income before provision
  for income taxes  . . . . . . . . . . . .     1.3%          2.1%
                                              =====         =====

Gross Margin

         The gross margin percentage for the first quarter of 1995 was 16.3%, down from 17.1% in the first quarter of 1994. About half the decrease in the gross margin percentage was due to the increase in the proportion of total shipments represented by factory direct shipments which carry a lower gross margin percentage. The balance of the decrease was due to more competitive pricing.

         The following table sets forth gross margin dollars, gross margin percentages and year-over-year changes for 1994 and the first quarter of 1995.

                                                    Increase (Decrease)
                                                     vs. Same Quarter
                        Gross Margin                 in Previous Year
                ---------------------------    ---------------------------
                   Amount        Percentage        Amount       Percentage
  Quarter      (in thousands)     of Sales     (in thousands)     Points
- -----------    --------------    ----------    --------------   ----------
1994 - 1st         $5,815           17.1           $  340           .1
       2nd          5,912           17.5               60          (.2)
       3rd          5,936           16.2              134          (.4)
       4th          5,546           17.4              389          (.2)

1995 - 1st          5,829           16.3               14          (.8)

Warehouse & Delivery Expenses

         Warehouse and delivery expense for the quarter increased approximately in proportion to the increase in warehouse shipments. The following table shows the trend of warehouse and delivery expenses in 1994 and the first quarter of 1995:

                                                     Increase (Decrease)
                    Warehouse & Delivery               vs. Same Quarter
                         Expenses                      in Previous Year
                -----------------------------    ---------------------------
                                  Percentage
                   Amount        of Warehouse        Amount       Percentage
 Quarter       (in thousands)     Shipments      (in thousands)     Points
- ---------      --------------    ------------    --------------   ----------
1994 - 1st         $1,920             7.9            $ 104            .1
       2nd          1,991             8.1               66            .0
       3rd          1,994             7.9               35           (.4)
       4th          2,013             8.4               98           (.2)

1995 - 1st          1,982             8.0               62            .1


Selling & Administrative Expenses

         Selling and administrative expenses for the quarter ended March 31, 1995 increased by $115,000 or 3.8% compared to the corresponding quarter of 1994. As a percentage of sales these expenses decreased slightly from 8.9% in the first quarter of 1994 to 8.8% in the first quarter of 1995.

         The following table shows the quarterly trend of selling and administrative expenses in 1994 and the first quarter of 1995.

                                                    Increase (Decrease)
                  Selling & Administrative            vs. Same Quarter
                          Expenses                    in Previous Year
                 --------------------------     --------------------------
                    Amount       Percentage         Amount      Percentage
 Quarter       (in thousands)     of Sales     (in thousands)     Points
- ---------      --------------    ----------    --------------   ----------
1994 - 1st         $3,030            8.9            $(268)        (1.3)
       2nd          3,104            9.2              (85)         (.5)
       3rd          3,298            9.0               38          (.4)
       4th          2,928            9.2             (186)        (1.4)

1995 - 1st          3,145            8.8              115          (.1)

Interest Expense

         Interest expense in the first quarter of 1995 increased compared to the same period last year due to higher interest rates and an increase in borrowings to finance working capital requirements.


Liquidity and Capital Resources

         The Company's trade receivables increased by $718,000 or 3.5% from December 31, 1994 to March 31, 1995. The increase in receivables was due largely to the higher level of sales in March 1995 (which includes orders taken at a Dealers' Mart held in February) compared to December 1994. Inventories decreased by $958,000 or 5.1% in the same period. Because of extended terms received from suppliers in connection with the mart, trade payables increased $4,257,000 from December 1994.

         At March 31, 1995 the Company had unused lines of credit of $6,000,000 which it believes are adequate to finance its working capital requirements.

                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

         27      Financial Data Schedule (for SEC use only)

         (b)     There were no reports on form 8-K filed by the Company during the three month period ended March 31, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Moore-Handley, Inc.
                                               ---------------------------
                                                      (Registrant)



Date:    April 21, 1995                            /S/ L. Ward Edwards
      --------------------                     -------------------------------
                                                       L. Ward Edwards
                                                  Vice President, Treasurer
                                                        and Secretary
                                                  (Principal Accounting and
                                                      Financial Officer)