Form 10-Q
period 1995-06-30
MOORE HANDLEY INC /DE/
filed 1995-08-02
CIK 788951

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  Form 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995
                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                            --------    --------

                       Commission file number   0-14324
                                              -----------

                             Moore-Handley, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                       63-0819773
- -------------------------------                  -------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation of organization)                           Identification No.)


Highway 31 South, Pelham, Alabama                             35124
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code      (205) 663-8011
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                                         Yes    X      No
                                                              -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Common stock, $.10 par value                         2,209,543 shares
- --------------------------------              ---------------------------------
            Class                                 Outstanding at July 18, 1995

                             Moore-Handley, Inc.



                                    INDEX



                                                                                                         Page No.
          PART I.         FINANCIAL INFORMATION - UNAUDITED

              Item 1.          Balance Sheets - June 30, 1995
                                    and 1994 and December 31, 1994.                                          3

                               Statements of Operations -
                                    Three Months and Six Months Ended
                                    June 30, 1995 and 1994.                                                  4

                               Statements of Cash Flows -
                                    Six Months Ended June 30, 1995
                                    and 1994.                                                                5

                               Notes to Financial Statements.                                                6

              Item 2.          Management's Discussion and Analysis
                                    of Financial Condition and Results
                                    of Operations.                                                         7-9

              Item 4.          Submission of Matters to a Vote of
                                    Security Holders                                                         9

          PART II.        OTHER INFORMATION


              Item 6.          Exhibits and Reports on Form 8-K.                                            10


          Signatures                                                                                        11

                              Moore-Handley, Inc.
                                Balance Sheets
                 June 30, 1995 and 1994 and December 31, 1994


                                                 ASSETS

                                                                   June 30,                      December 31,
                                                         1995                   1994                 1994
                                                        ------                 ------               ------
Current assets:                                       (unaudited)            (unaudited)
  Cash and cash equivalents                          $   387,000            $   451,000          $   781,000
  Trade receivables, net                              21,150,000             19,081,000           20,349,000
  Other receivables                                    1,942,000              1,818,000            1,947,000
  Merchandise inventory                               15,772,000             14,831,000           18,713,000
  Prepaid expenses                                       284,000                768,000              243,000
  Deferred income taxes                                  714,000                632,000              714,000
                                                     -----------            -----------          -----------
    Total current assets                              40,249,000             37,581,000           42,747,000
Prepaid pension cost                                     606,000                662,000              704,000
Loan to officer                                           25,000                 37,000               31,000
Property and equipment:                               15,797,000             15,173,000           15,270,000
  Less accumulated depreciation                       (8,580,000)            (7,651,000)          (8,054,000)
                                                     -----------            -----------          -----------
    Net property and equipment                         7,217,000              7,522,000            7,216,000
Deferred charges, net                                     47,000                 54,000               50,000
                                                     -----------            -----------          -----------
                                                     $48,144,000            $45,856,000          $50,748,000
                                                     ===========            ===========          ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank loans                                         $ 5,500,000            $ 3,500,000          $ 8,500,000
  Accounts payable                                    18,214,000             17,480,000           17,902,000
  Accrued payroll                                        497,000                622,000              407,000
  Accrued income tax                                      22,000                132,000              124,000
  Other accrued liabilities                            1,526,000              1,907,000            1,542,000
  Long-term debt due in one year                         876,000                800,000              843,000
                                                     -----------            -----------          -----------
    Total current liabilities                         26,635,000             24,441,000           29,318,000
Long-term debt                                         4,253,000              5,154,000            4,699,000
Deferred income taxes                                    988,000                968,000              988,000
Stockholders' equity:
  Common stock, $.10 par value;
    10,000,000 shares authorized,
    2,510,040 shares issued                              251,000                251,000              251,000
  Other stockholders' equity                          16,017,000             15,042,000           15,492,000
                                                     -----------            -----------          -----------
    Total stockholders' equity                        16,268,000             15,293,000           15,743,000
                                                     -----------            -----------          -----------
                                                     $48,144,000            $45,856,000          $50,748,000
                                                     ===========            ===========          ===========

                            See accompanying notes.

                              Moore-Handley, Inc.
                           Statements of Operations
                                  (unaudited)

                                 Three Months                Six Months
                                Ended June 30,             Ended June 30,
                             --------------------       --------------------
                               1995        1994           1995        1994
                             --------    --------       --------    --------
Net sales                  $36,676,000 $33,825,000    $72,442,000 $67,809,000
Cost of merchandise sold    30,752,000  27,913,000     60,689,000  56,082,000
Warehouse and delivery
  expense                    2,019,000   1,991,000      4,001,000   3,911,000
                           ----------- -----------    ----------- -----------
Cost of sales               32,771,000  29,904,000     64,690,000  59,993,000
                           ----------- -----------    ----------- -----------
Gross profit                 3,905,000   3,921,000      7,752,000   7,816,000
Selling & administrative
  expense                    3,400,000   3,104,000      6,545,000   6,134,000
                           ----------- -----------    ----------- -----------
Operating income               505,000     817,000      1,207,000   1,682,000
Interest expense, net          140,000     127,000        366,000     285,000
                           ----------- -----------    ----------- -----------
Income before provision
  for income tax               365,000     690,000        841,000   1,397,000
Income tax                     138,000     259,000        316,000     524,000
                           ----------- -----------    ----------- -----------
Net income                 $   227,000 $   431,000    $   525,000 $   873,000
                           =========== ===========    =========== ===========

Net income per
  common share             $      0.10 $      0.19    $      0.23 $      0.39
                           =========== ===========    =========== ===========

Weighted average common
   shares outstanding        2,238,000   2,280,000      2,238,000   2,259,000
                           =========== ===========    =========== ===========

                            See accompanying notes.

                              Moore-Handley, Inc.
                           Statements of Cash Flows
                    Six Months Ended June 30, 1995 and 1994
                                  (unaudited)

                                                                              1995                 1994
                                                                            --------             --------
Cash flows from operating activities:
  Net income                                                             $   525,000          $   873,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                          529,000              508,000
      Provision for doubtful accounts                                        168,000              180,000
      Gain on sale of equipment                                                ----               (90,000)
      Change in assets and liabilities:
         Trade and other receivables                                        (964,000)          (1,415,000)
         Merchandise inventory                                             2,941,000              (89,000)
         Other assets                                                        (39,000)            (453,000)
         Accounts payable and accrued expenses                               386,000            4,709,000
                                                                         -----------          -----------
         Total adjustments                                                 3,021,000            3,350,000
                                                                         -----------          -----------
         Net cash flows provided by
           operating activities                                            3,546,000            4,223,000

Cash flows from investing activities:
  Capital expenditures                                                      (527,000)            (609,000)
  Proceeds from sale of equipment                                              ----                93,000
                                                                         -----------          -----------
         Net cash flows used in
           investing activities                                             (527,000)            (516,000)

Cash flows from financing activities:
  Net payments under bank loans                                           (3,000,000)          (3,950,000)
  Principal borrowings (payments) under
    long-term debt                                                          (413,000)             107,000
                                                                         -----------          -----------
         Net cash flows used in
           financing activities                                           (3,413,000)          (3,843,000)
                                                                         -----------          -----------
Net decrease in cash and
  cash equivalents                                                          (394,000)            (136,000)

Cash and cash equivalents
  at beginning of period                                                     781,000              587,000
                                                                         -----------          -----------
Cash and cash equivalents
  at end of period                                                       $   387,000          $   451,000
                                                                         ===========          ===========

                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                         Notes to Financial Statements
                   (Information pertaining to the six months
                  ended June 30, 1995 and 1994 is unaudited)


Note 1.  Basis of presentation.

     The financial statements included herein have been prepared by Moore-Handley, Inc. (the "Company"), without audit, pursuant to the rules and regula tions of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunc tion with the financial statements and the notes thereto included in the Com pany's Annual Report on Form 10-K filed with the Commission on March 8, 1995.

     The financial information presented herein reflects all adjustments (con sisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                    Management's Discussion And Analysis Of
                 Financial Condition And Results Of Operations


Net Sales

       Net sales for the quarter ended June 30, 1995 increased by approximately 8% compared to the same quarter in the prior year and for the six months increased by 7%. Factory direct shipments increased 24% for the quarter and 19% for the six months. The Company believes this reflects the change in the customer base towards larger customers.

        The following table sets forth the major elements of net sales:


                                              Three Months Ended June 30,
                                        --------------------------------------
                                              1995                   1994
                                        ---------------        ---------------
                                                  (dollars in thousands)
Net Sales:
      Warehouse shipments.............. $25,202    68.7%       $24,553    72.6%
      Factory direct shipments.........  11,474    31.3          9,272    27.4
                                        -------   -----        -------   -----

           Net Sales................... $36,676   100.0%       $33,825   100.0%
                                        =======   =====        =======   =====


                                                Six Months Ended June 30,
                                        --------------------------------------
                                              1995                   1994
                                        ---------------        ---------------
                                                  (dollars in thousands)
Net Sales:
      Warehouse shipments.............. $49,867    68.8%       $48,828    72.0%
      Factory direct shipments.........  22,575    31.2         18,981    28.0
                                        -------   -----        -------   -----

           Net Sales................... $72,442   100.0%       $67,809   100.0%
                                        =======   =====        =======   =====


       In the second quarter of 1994 the Company began a program of hiring sales service assistants to work with certain of the more senior territory managers. Because of this, comparisons of sales per territory manager are no longer meaningful. During the second quarter of 1995 the Comapny had an average of 82 field sales personnel as compared to 75 in 1994.


Operations

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                        Three Months Ended            Six Months Ended
                                             June 30,                      June 30,
                                        -----------------            ------------------
                                        1995         1994            1995          1994
                                        ----         ----            ----          ----
Net sales...............................100.0%       100.0%          100.0%        100.0%
                                        =====        =====           =====         =====

Gross margin............................ 16.2         17.5            16.2          17.3
Warehouse and delivery expense..........  5.5          5.9             5.5           5.8
                                        -----        -----           -----         -----
Gross profit............................ 10.7         11.6            10.7          11.5
Selling & administrative expenses.......  9.3          9.2             9.0           9.0
                                        -----        -----           -----         -----
Operating income........................  1.4          2.4             1.7           2.5
Interest expense, net...................   .4           .4              .5            .4
                                        -----        -----           -----         -----
Income before provision
  for income taxes......................  1.0%         2.0%            1.2%          2.1%
                                        =====        =====           =====         =====

Gross Margin

     The gross margin percentage for the second quarter of 1995 was 16.2%, down from 17.5% in the second quarter of 1994. About half the decrease in the gross margin percentage was due to the increase in the proportion of total shipments represented by factory direct shipments which carry a lower gross margin percent age. The balance of the decrease was due to more competitive pricing.

     The following table sets forth the trend of gross margin dollars, gross margin percentages and year-over-year changes for 1994 and the first and second quarters of 1995:

                                                        Increase (Decrease)
                                                         vs. Same Quarter
                           Gross Margin                  in Previous Year
                  ------------------------------   ---------------------------
                      Amount          Percentage       Amount      Percentage
     Quarter      (in thousands)       of Sales    (in thousands)    Points
   -----------    --------------      ----------   --------------  ----------
    1994 - 1st        $5,815            17.1           $340            .1
           2nd         5,912            17.5             60           (.2)
           3rd         5,936            16.2            134           (.4)
           4th         5,546            17.4            389           (.2)

    1995 - 1st         5,829            16.3             14           (.8)
           2nd         5,924            16.2             12          (1.2)

Warehouse & Delivery Expenses

    Warehouse and delivery expenses increased from $1,991,000 in the second quarter of 1994 to $2,019,000 in the current year. However, they decreased slightly as a percent of warehouse shipments. The following table shows the trend of warehouse and delivery expenses in 1994 and the first and second quarters of 1995:

                                                       Increase (Decrease)
                        Warehouse & Delivery            vs. Same Quarter
                             Expenses                   in Previous Year
                  -------------------------------  --------------------------
                                      Percentage
                      Amount         of Warehouse      Amount      Percentage
     Quarter      (in thousands)      Shipments    (in thousands)    Points
    ---------     --------------     ------------  --------------  ----------
    1994 - 1st        $1,920            7.9            $104            .1
           2nd         1,991            8.1              66            .0
           3rd         1,994            7.9              35           (.4)
           4th         2,013            8.4              98           (.2)

    1995 - 1st         1,982            8.0              62            .1
           2nd         2,019            8.0              28           (.1)


Selling & Administrative Expense

     Selling and administrative expenses for the quarter ended June 30, 1995 increased by $296,000 or 9.5% compared to the corresponding quarter of 1994. As a percentage of sales these expenses increased slightly from 9.2% in the second quarter of 1994 to 9.3% in the second quarter of 1995. This increase was due in part to upgrading the company's computer system and in part to the increase in sales personnel.

     The following table shows the quarterly trend of selling and administrative expenses in 1994 and the first and second quarters of 1995:

                                                        Increase (Decrease)
                       Selling & Administrative          vs. Same Quarter
                              Expenses                   in Previous Year
                   ----------------------------     --------------------------
                       Amount        Percentage         Amount      Percentage
      Quarter      (in thousands)     of Sales      (in thousands)    Points
     ---------     --------------    ----------     --------------  ----------
    1994 - 1st           $3,030            8.9           $(268)         (1.3)
           2nd            3,104            9.2             (85)          (.5)
           3rd            3,298            9.0              38           (.4)
           4th            2,928            9.2            (186)         (1.4)

    1995 - 1st            3,145            8.8             115           (.1)
           2nd            3,400            9.3             296            .1


Liquidity and Capital Resources

       The company's trade receivables increased by $801,000 from December 31, 1994 to June 30, 1995 as a result of the higher level of sales.

     At June 30, 1995 the Company had unused lines of credit of $5,500,000, which it believes are adequate to finance its working capital requirements.




Item 4.  Submission of Matters to a Vote of Security Holders


     The annual meeting of the Registrant was held on Thursday, April 27, 1995 at 10:00 a.m. At the meeting, each of Messrs. William Riley, Pierce E. Marks, Jr., L. Ward Edwards, Michael B. Stubbs and Ronald J. Juvonen was re-elected as a director of the Registrant.

     The following table sets forth the distribution of votes cast with regard to each of the nominees:

                                       Votes Cast                 Votes
Nominee                               for Nominee                Withheld
- -------                               -----------                --------
William Riley                          2,193,067                    500
                                      -----------                --------

Pierce E. Marks, Jr.                   2,193,067                    500
                                      -----------                --------

L. Ward Edwards                        2,193,067                    500
                                      -----------                --------

Michael B. Stubbs                      2,193,067                    500
                                      -----------                --------

Ronald J. Juvonen                      2,193,067                    500
                                      -----------                --------

                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits --

              10.1 Employment Agreement, dated as of June 5, 1995, between the Company and Emery H. White.

              10.2 Letter Agreement, dated June 5, 1995, between the Company the Company and Emery H. White.

              27 Financial Data Schedule (for SEC purposes only)

       (b) There were no reports on Form 8-K filed by the Company during the six month period ended June 30, 1995.

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



                                                     Moore-Handley, Inc.
                                                ---------------------------
                                                       (Registrant)



Date:    July 21, 1995                          /s/ L. Ward Edwards
      --------------------                  -------------------------------
                                                    L. Ward Edwards
                                                Vice President, Treasurer
                                                      and Secretary
                                                (Principal Accounting and
                                                    Financial Officer)

                              MOORE-HANDLEY, INC.
                               INDEX OF EXHIBITS

EXHIBIT NO.                                             DESCRIPTION
- -----------                                             -----------
   3(a)       Restated Certificate of Incorporation of Company, filed as Exhibit to the Company's Annual Report on Form
              10-K for the year ended December 31, 1987 and incorporated herein by reference.
    (a)-1     Amendment to Restated Certificate of Incorporation dated May 7, 1987, filed as Exhibit 3(a)-1 to the
              Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
    (b)       By-laws of the Company, filed as Exhibit 3(d) to the Company's Registration Statement on Form S-1 (Reg.
              No. 33-3032) and incorporated herein by reference.
    (b)-1     Article VII of By-laws of the Company, as amended May 7, 1987, filed as Exhibit 3(b)-1 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
   4(a)       Lease Agreement, dated as of December 1, 1981, as amended, between the Company and the Industrial
              Development Board of the Town of Pelham (the "Board"), filed as Exhibit 10(a) to the Company's
              Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference.
    (b)       Guarantee Agreement, dated as of December 1, 1981, between the Company and the First Alabama Bank of
              Birmingham, as Trustee ("Trustee"), filed as Exhibit 10(b) to the Company's Registration Statement on Form
              S-1 (Reg. No. 33-3032) and incorporated herein by reference.
    (c)       Mortgage and Trust Indenture, dated as of December 1, 1981, between the Trustee and the Board, filed as
              Exhibit 10(c) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference.
    (d)       Lease Agreement, dated as of December 1, 1982, between the Company and the Board, filed as Exhibit 10(d)
              to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference.
    (e)       Guarantee Agreement, dated as of December 1, 1982, between the Company and the Trustee, filed as Exhibit
              10(e) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference.
    (f)       Mortgage and Trust Indenture, dated as of December 1, 1982, between the Trustee and the Board, filed as
              Exhibit 10(f) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference.
    (g)       Guarantee Agreement, dated as of December 30, 1986, between the Company and the First Alabama Bank of
              Birmingham, as Trustee ("Trustee"), filed as Exhibit 10(dd) to the Company's Annual Report on Form 10-K
              for the year ended December 31, 1987 and incorporated herein by reference.
    (h)       Mortgage and Trust Indenture, dated as of December 30, 1986, between the Trustee and the Board, filed as
              Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
    (i)       Master Lease Agreement, dated as of September 30, 1993, between the Company and The CIT Financing, related to the lease of 10 Navistar Tractors for the term of 36 months and incorporated herein by reference.
 *10(n)-3     Amended and Restated Moore-Handley, Inc. Salaried Pension Plan, dated February 10, 1992 but effective
              January 1, 1989, filed as Exhibit 10(n)-3 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1991 and incorporated herein by reference.
   *(n)-4     Amendment No. 6 to The Moore-Handley Incorporated Salaried Pension Plan, dated February 10, 1992, filed as
              Exhibit 10(n)-4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
    (n)-5     Amendment No. 2 to The Moore-Handley Incorporated Salaried Pension Plan, dated December 29, 1994, filed as
              Exhibit 10(n)-5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
    (o)-3     Amended and Restated Moore-Handley, Inc. Hourly Employees' Retirement Plan dated February 10, 1992 but effective January 1, 1989, filed as Exhibit 10(o)-3 to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1991 and incorporated herein by reference.
    (o)-4     Amendment No. 2 to the Moore-Handley, Inc. Hourly Employees' Retirement Plan, dated December 29, 1994, filed as Exhibit 10(0)-4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
   *(p)-1     Amended and restated The Moore-Handley Salaried Employees' Savings Plan and Trust dated February 4, 1994 but effective January 1, 1989, filed as Exhibit 10(p)-1 to the Company's Annual Report on Form 10-K for
              the year ended December 31, 1994.

EXHIBIT NO.                                             DESCRIPTION
- -----------                                             -----------
    (q)-3     Collective Bargaining Agreement between the Company and United Wholesale and Warehouse Employees' Union,
              effective December 23, 1992 through December 23, 1995, filed as Exhibit 10(q)-3 to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
   *(r)       The Moore-Handley Return-on-Investment Bonus Program, dated February 23, 1983, filed as Exhibit 10(r) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference.
   *(aa)      Form of Stock Subscription Agreement, dated as of January 29, 1986, between the Company and certain managers of the Company, filed as Exhibit 10(aa) to the Company's Registration Statement on Form S-1 (Reg.
              No. 33-3032) and incorporated herein by reference.
    (bb)      Form of Amendatory Agreements, dated as of March 3, 1986 between the Company, the Trustee and the Board, relating to the Lease Agreements listed as items 10(c) and 10(d), respectively, filed as Exhibit 10(bb) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference.
    (cc)      Lease Agreement, dated as of December 30, 1986, between the Company and the Industrial Development Board of the Town of Pelham (the "Board"), filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K
              for the year ended December 31, 1987 and incorporated herein by reference.
   *(dd)      Agreement dated August 15, 1989 between the Company and John L. Sawyer related to the purchase of common stock, filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1989 and incorporated herein by refer ence.
   *(ee)      Agreement dated August 15, 1989 between the Company and J. Franklin West related to the purchase of common stock, filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1989 and incorporated herein by reference.
   *(ff)      1991 Incentive Compensation Plan, filed as Exhibit A to the Company's Proxy Statement dated April 30, 1991 and incorporated herein by reference.
   *(gg)      The Moore-Handley, Inc. Employees' 401(k) Profit Sharing Prototype Non-Standardized Adoption Agreement
              effective July 1, 1993 and incorporated herein by reference.
 *10.1        Employment Agreement, dated June 5, 1995, between the Company and Emery H. White.
 *10.2        Letter Agreement, dated June 5, 1995, between the Company and Emery H. White.
  27          Financial Data Schedule (for SEC purposes only)

_________________

 * Management contract or management compensation plan or arrangement.