Form 10-Q
period 1995-09-30
MOORE HANDLEY INC /DE/
filed 1995-10-30
CIK 788951

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995 OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO
                                             --------    --------

                       COMMISSION FILE NUMBER   0-14324
                                                -------

                             MOORE-HANDLEY, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                     63-0819773
----------------------------------------            ----------------------------
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
     INCORPORATION OF ORGANIZATION)                     IDENTIFICATION NO.)

   3140 PELHAM PARKWAY, PELHAM, ALABAMA                        35124
----------------------------------------            ----------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE          (205) 663-8011
                                                    ----------------------------

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

Common stock, $.10 par value                          2,164,543 shares
--------------------------------------------------------------------------------
Class                                         Outstanding at October 1, 1995

                             MOORE-HANDLEY, INC.

                              TABLE OF CONTENTS


Item No.                                                                Page No.
--------                                                               ---------
PART I.  FINANCIAL INFORMATION - UNAUDITED

1.   Balance Sheets -
         September 30, 1995 and 1994
         and December 31, 1994  . . . . . . . . . . . . . . . . . . . . .     3

     Statements of Operations -
         Three Months and Nine Months
         ended September 30, 1995 and 1994. . . . . . . . . . . . . . . .     4

     Statements of Cash Flows -
         Nine Months Ended September 30, 1995
         and 1994.  . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

     Note to Financial Statements   . . . . . . . . . . . . . . . . . . .     6

2.   Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .   7-9

PART II.  OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K.  . . . . . . . . . . . . . . . . .    10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

                              MOORE-HANDLEY, INC.
                                 BALANCE SHEETS
               SEPTEMBER 30, 1995 AND 1994 AND DECEMBER 31, 1994



                                                                                 September 30,           December 31,
                                                                        -----------------------------    ------------
ASSETS                                                                       1995              1994           1994
                                                                        -----------       -----------    ------------
Current assets:                                                          (unaudited)       (unaudited)
    Cash and cash equivalents . . . . . . . . . . . . . . . . .         $   126,000       $   463,000     $   781,000
    Trade receivables, net  . . . . . . . . . . . . . . . . . .          22,719,000        23,104,000      20,349,000
    Other receivables . . . . . . . . . . . . . . . . . . . . .           2,105,000         2,066,000       1,947,000
    Merchandise inventory . . . . . . . . . . . . . . . . . . .          14,429,000        15,644,000      18,713,000
    Prepaid expenses  . . . . . . . . . . . . . . . . . . . . .             223,000           446,000         243,000
    Deferred income taxes . . . . . . . . . . . . . . . . . . .             714,000           632,000         714,000
                                                                        -----------       -----------     -----------
     Total current assets . . . . . . . . . . . . . . . . . . .          40,316,000        42,355,000      42,747,000
Prepaid pension cost  . . . . . . . . . . . . . . . . . . . . .             729,000           721,000         704,000
Loan to officer . . . . . . . . . . . . . . . . . . . . . . . .              22,000            34,000          31,000
Property and equipment: . . . . . . . . . . . . . . . . . . . .          15,970,000        15,236,000      15,270,000
    Less accumulated depreciation . . . . . . . . . . . . . . .          (8,802,000)       (7,837,000)     (8,054,000)
                                                                        -----------       -----------     -----------
      Net property and equipment  . . . . . . . . . . . . . . .           7,168,000         7,399,000       7,216,000
Deferred charges, net . . . . . . . . . . . . . . . . . . . . .              45,000            52,000          50,000
                                                                        -----------       -----------     -----------
                                                                        $48,280,000       $50,561,000     $50,748,000
                                                                        ===========       ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank loans  . . . . . . . . . . . . . . . . . . . . . . . .         $ 4,500,000       $ 6,400,000     $ 8,500,000
    Accounts payable  . . . . . . . . . . . . . . . . . . . . .          19,389,000        19,182,000      17,902,000
    Accrued payroll . . . . . . . . . . . . . . . . . . . . . .             553,000           665,000         407,000
    Accrued income tax  . . . . . . . . . . . . . . . . . . . .                ---             34,000         124,000
    Other accrued liabilities . . . . . . . . . . . . . . . . .           1,626,000         1,961,000       1,542,000
    Long-term debt due in one year  . . . . . . . . . . . . . .             892,000           828,000         843,000
                                                                        -----------       -----------     -----------
      Total current liabilities . . . . . . . . . . . . . . . .          26,960,000        29,070,000      29,318,000
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .           4,024,000         4,918,000       4,699,000
Deferred income taxes . . . . . . . . . . . . . . . . . . . . .             988,000           968,000         988,000
Stockholders' equity:
    Common stock, $.10 par value;
    10,000,000 shares authorized,
    2,510,040 shares issued . . . . . . . . . . . . . . . . . .             251,000           251,000         251,000
    Other stockholders' equity  . . . . . . . . . . . . . . . .          16,057,000        15,354,000      15,492,000
                                                                        -----------       -----------     -----------
    Total stockholders' equity  . . . . . . . . . . . . . . . .          16,308,000        15,605,000      15,743,000
                                                                        -----------       -----------     -----------
                                                                        $48,280,000       $50,561,000     $50,748,000
                                                                        ===========       ===========     ===========


                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                Three Months                       Nine Months
                                                             Ended September 30,               Ended September 30,
                                                        ----------------------------      ----------------------------

                                                            1995             1994              1995          1994
                                                        -----------      -----------      ------------    ------------
Net sales . . . . . . . . . . . . . . . . . .           $37,579,000      $36,607,000      $110,021,000    $104,416,000

Cost of merchandise sold  . . . . . . . . . .            31,772,000       30,671,000        92,461,000      86,753,000
Warehouse and delivery
    expense . . . . . . . . . . . . . . . . .             2,035,000        1,994,000         6,036,000       5,905,000
                                                        -----------      -----------      ------------    ------------
Cost of sales . . . . . . . . . . . . . . . .            33,807,000       32,665,000        98,497,000      92,658,000
                                                        -----------      -----------      ------------    ------------
Gross profit  . . . . . . . . . . . . . . . .             3,772,000        3,942,000        11,524,000      11,758,000
Selling & administrative
    expense . . . . . . . . . . . . . . . . .             3,382,000        3,298,000         9,927,000       9,432,000
                                                        -----------      -----------      ------------    ------------
Operating income  . . . . . . . . . . . . . .               390,000          644,000         1,597,000       2,326,000
Interest expense, net . . . . . . . . . . . .               155,000          145,000           521,000         430,000
                                                        -----------      -----------      ------------    ------------
Income before provision
    for income tax  . . . . . . . . . . . . .               235,000          499,000         1,076,000       1,896,000
Income tax  . . . . . . . . . . . . . . . . .                87,000          187,000           403,000         711,000
                                                        -----------      -----------      ------------    ------------
Net income  . . . . . . . . . . . . . . . . .           $   148,000      $   312,000      $    673,000    $  1,185,000
                                                        ===========      ===========      ============    ============

Net income
    per share . . . . . . . . . . . . . . . .           $       .07      $       .14      $        .30    $        .52
                                                        ===========      ===========      ============    ============

Weighted average common
   shares outstanding . . . . . . . . . . . .             2,192,000        2,269,000         2,221,000       2,262,000
                                                        ===========      ===========      ============    ============

                           See accompanying notes.

                              MOORE-HANDLEY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)



                                                                                               1995           1994
                                                                                           ----------      ----------
Cash flows from operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  673,000      $1,185,000
    Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
        Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .         805,000         753,000
        Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . . . .         168,000         270,000
        Gain on sale of equipment . . . . . . . . . . . . . . . . . . . . . . . . . .         (17,000)        (90,000)
        Change in assets and liabilities:
            Trade and other receivables . . . . . . . . . . . . . . . . . . . . . . .      (2,696,000)     (5,776,000)
            Merchandise inventory . . . . . . . . . . . . . . . . . . . . . . . . . .       4,284,000        (902,000)
            Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . .       1,717,000       6,376,000
            Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (120,000)       (153,000)
                                                                                           ----------      ----------
            Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,141,000         478,000
                                                                                           ----------      ----------
            Net cash flows provided by
             operating activities . . . . . . . . . . . . . . . . . . . . . . . . . .       4,814,000       1,663,000
Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (752,000)       (729,000)
    Proceeds from sale of equipment . . . . . . . . . . . . . . . . . . . . . . . . .          17,000          93,000
                                                                                           ----------      ----------
        Net cash flows used in
            investing activities  . . . . . . . . . . . . . . . . . . . . . . . . . .        (735,000)       (636,000)
Cash flows from financing activities:
    Net borrowings (payments) under bank loans  . . . . . . . . . . . . . . . . . . .      (4,000,000)     (1,050,000)
    Principal payments under long-term debt . . . . . . . . . . . . . . . . . . . . .        (626,000)       (101,000)
    Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (108,000)        ---
                                                                                           -----------     ----------
            Net cash flows (used in)
             financing activities . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,734,000)     (1,151,000)
Net decrease in cash and
    cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (655,000)       (124,000)

Cash and cash equivalents
    at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         781,000         587,000

Cash and cash equivalents
    at end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  126,000      $  463,000
                                                                                           ==========      ==========

                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                          NOTE TO FINANCIAL STATEMENTS
                   (INFORMATION PERTAINING TO THE NINE MONTHS
                ENDED SEPTEMBER 30, 1995 AND 1994 IS UNAUDITED)


1.       Basis of presentation.

         The financial statements included herein have been prepared by Moore-Handley, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission on March 8, 1995.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

         Net sales for the quarter ended September 30, 1995 were up 3% compared to the same quarter in the prior year and for the nine months increased by 5%. Factory direct shipments increased 12% for the quarter and 16% for the nine months. The Company believes the increase in factory direct shipments reflects the change in the customer base towards larger customers.

         The following table sets forth the major elements of net sales:

                                                                                      Three Months Ended September 30,
                                                                                  ---------------------------------------
                                                                                         1995                1994
                                                                                  ----------------      -----------------
                                                                                           (dollars in thousands)
Net Sales:
    Warehouse shipments . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 25,008    66.5%  $ 25,359    69.3%
    Factory direct shipments  . . . . . . . . . . . . . . . . . . . . . . . . .     12,571    33.5     11,248    30.7
                                                                                  --------   -----   --------   -----
        Net Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 37,579   100.0%  $ 36,607   100.0%
                                                                                  ========   =====   ========   =====

                                                                                      Nine Months Ended September 30,
                                                                                  ---------------------------------------
                                                                                         1995               1994
                                                                                  ----------------     ------------------
                                                                                           (dollars in thousands)

Net Sales:
    Warehouse shipments . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 74,875    68.1%  $ 74,187    71.0%
    Factory direct shipments  . . . . . . . . . . . . . . . . . . . . . . . . .     35,146    31.9     30,229    29.0
                                                                                  --------   -----   --------   -----
        Net Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $110,021   100.0%  $104,416   100.0%
                                                                                  ========   =====   ========   =====

OPERATIONS

    The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                                                  Three Months Ended   Nine Months Ended
                                                                                     1995     1994      1995     1994
                                                                                    ------   ------    ------   ------

Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      100.0%  100.0%     100.0%  100.0%
                                                                                  ========   =====   ========   =====

Gross margin  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15.4    16.2       16.0    16.9
Warehouse and delivery expense  . . . . . . . . . . . . . . . . . . . . . . . .        5.4     5.4        5.5     5.6
                                                                                  --------   -----   --------   -----
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10.0    10.8       10.5    11.3
Selling & administrative expenses . . . . . . . . . . . . . . . . . . . . . . .        9.0     9.0        9.0     9.0
                                                                                  --------   -----   --------   -----
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1.0     1.8        1.5     2.2
Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         .4      .4         .5      .4
                                                                                  --------   -----   --------   -----
Income before provision
    for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         .6%    1.4%       1.0%    1.8%
                                                                                  ========   =====   ========   =====


GROSS MARGIN

         The gross margin percentage for the third quarter of 1995 was 15.4%, down from 16.2% in the third quarter of 1994. About half the decrease in the gross margin percentage was due to the increase in the proportion of total shipments represented by factor direct shipments which carry a lower gross margin percentage. The balance of the decrease was due to more competitive pricing.

     The following table sets forth gross margin dollars, gross margin percentages and year-over-year changes for 1994 and the first three quarters of 1995.

                                                                                    Increase (Decrease)
                                                                                      vs. Same Quarter
                       Gross Margin                                                   in Previous Year
--------------------------------------------------------------              -------------------------------------
                          Amount                    Percentage                   Amount                Percentage
Quarter               (in thousands)                 of Sales                (in thousands)              Points
-------               --------------                ----------              --------------             ----------
1994 -   1st               $5,815                      17.1                  $  340                        .1
         2nd                5,912                      17.5                      60                       (.2)
         3rd                5,936                      16.2                     134                       (.4)
         4th                5,546                      17.4                     389                       (.2)

1995 -   1st                5,829                      16.3                      14                        .8
         2nd                5,924                      16.2                      12                      (1.2)
         3rd                5,807                      15.4                    (129)                      (.8)


WAREHOUSE & DELIVERY EXPENSES

As a percentage of warehouse shipments, warehouse and delivery expenses increased from 7.9% in the third quarter of 1994 to 8.1% in the current year. The following table shows the trend of warehouse and delivery expenses in 1994 and the first three quarters of 1995:


                                                                                     Increase (Decrease)
                       Warehouse & Delivery                                            vs. Same Quarter
                           Expenses                                                    in Previous Year
------------------------------------------------------------           -------------------------------------------
                                                Percentage
                         Amount                of Warehouse                 Amount                     Percentage
Quarter              (in thousands)             Shipments               (in thousands)                    Points
--------             --------------            -------------           ---------------               -------------
1994 -   1st               $1,920                      7.9                     $ 104                       .1
         2nd                1,991                      8.1                        66                       .0
         3rd                1,994                      7.9                        35                      (.4)
         4th                2,013                      9.4                        98                      (.2)

1995 -   1st                1,982                      8.0                        62                       .1
         2nd                2,019                      8.0                        28                      (.1)
         3rd                2,035                      8.1                        41                       .2


SELLING & ADMINISTRATIVE EXPENSES

         Selling and administrative expenses increased $84,000 for the quarter ended September 30, 1995 compared to the corresponding quarter of 1994. However, as a percent of sales these expenses were unchanged. The following table shows the quarterly trend of selling and administrative expenses in 1994 and the first three quarters of 1995.


                                                                                  Increase (Decrease)
                             Selling & Administrative                               vs. Same Quarter
                                     Expenses                                       in Previous Year
                     --------------------------------------             ----------------------------------------
                         Amount                 Percentage                  Amount                   Percentage
  Quarter            (in thousands)              Of Sales               (in thousands)                 Points
------------         --------------             -----------             --------------              ------------
  1994 - 1st               $3,030                      8.9                   $(268)                     (1.3)
         2nd                3,104                      9.2                     (85)                      (.5)
         3rd                3,298                      9.0                      38                       (.4)
         4th                3,928                      9.2                    (186)                     (1.4)

  1995 - 1st                3,145                      8.8                     115                       (.1)
         2nd                3,145                      8.8                     115                       (.1)
         3rd                3,382                      9.0                      84                        .0



LIQUIDITY AND CAPITAL RESOURCES

         From December 31, 1994 to September 30, 1995 the Company's net trade receivables increased by $2,370,000 while inventories decreased by $4,284,000. The increase in receivables was due to the higher level of sales in September 1995 (which include orders taken at a Dealers' Mart held in August) compared to December 1994. Because of extended payment terms received from suppliers in connection with the mart, the increase in receivables is offset by an increase in trade payables. Inventories at December 31, 1994 included goods purchased to take advantage of volume rebates available from certain suppliers. The decrease in inventories at September 30, 1995 reflects the sale of these goods.

      At September 30, 1995 the Company had unused lines of credit of $4,500,000 which it believes are adequate to finance its working capital requirements.

         During the quarter the Board of Directors approved capital expenditures of approximately $2,000,000 for warehouse modernization and computer systems. Discussions are being held with the Company's bank regarding term loan financing for these projects.

PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- None.


     (b) There were no reports on Form 8-K filed by the Company during the nine month period ended September 30, 1995.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     Moore-Handley, Inc.
                                                 ---------------------------
                                                        (Registrant)



Date:  October 27, 1995                             /S/ L. Ward Edwards
      --------------------                      ----------------------------

                                                       L. Ward Edwards
                                                  Vice President, Treasurer
                                                        and Secretary
                                                  (Principal Accounting and
                                                     Financial Officer)