Form 10-K405
period 1995-12-31
MOORE HANDLEY INC /DE/
filed 1996-03-29
CIK 788951

                                     [LOGO]

                              MOORE-HANDLEY, INC.
                                 ANNUAL REPORT

                          YEAR ENDED DECEMBER 31, 1995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

        [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 0-14324

                              MOORE-HANDLEY, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                    63-0819773
--------------------------------------------------------------------------------
       (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
       INCORPORATION OF ORGANIZATION)                     IDENTIFICATION NO.)
    3140 Pelham Parkway, Pelham, Alabama                         35124
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

   As of March 8, 1996, 2,154,543 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $3,251,126. For this computation, the Registrant has excluded the market value of all common stock beneficially owned by officers and directors of the Registrant and their associates. Such exclusion does not constitute an admission that any such person is an "affiliate" of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the following document are incorporated by reference into
Part III of this Annual Report on Form 10-K: the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered hereby.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                              MOORE-HANDLEY, INC.

                               TABLE OF CONTENTS

      ITEM NO.                                                                     PAGE NO.
     ----------                                                                    --------
      Part I.
           1.     Business.......................................................     3
           2.     Properties.....................................................     5
           3.     Legal Proceedings..............................................   None
           4.     Submission of Matters to a Vote of Security Holders
                    (none during the fourth quarter of 1995).....................   None
      Part II.
           5.     Market for Registrant's Common Equity and Related
                    Stockholder Matters..........................................     6
           6.     Selected Financial Data........................................     7
           7.     Management's Discussion and Analysis of Financial Condition and
                    Results of Operations........................................     9
           8.     Financial Statements and Supplementary Data....................    13
           9.     Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure.........................................   None
     Part III.
                  Part III (other than Item 401(b) of Regulation S-K, which is included in Item 1 of this Form 10-K) is incorporated by
                    reference to the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered hereby.
      Part IV.
          14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K
                  (a)  Financial Statements......................................    13
                  (b)  Reports on Form 8-K.......................................   None
                  (c)  Exhibits Filed............................................    22
                  (d)  Financial Statement Schedules filed (financial statement schedules have been omitted because they are not
                         required, not applicable or the required information is
                         set forth in the Financial Statements or Notes thereto
                         or in the discussion of Liquidity and Capital Resources
                         in Item 7 of this Form 10-K.)...........................   None

  NOTE: Copies of the exhibits may be obtained by stockholders upon written request directed to the Secretary, Moore-Handley, Inc., P. O. Box 2607, Birmingham, Alabama 35202, and payment of processing and mailing costs.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

BUSINESS

  Moore-Handley, Inc. (the "Company") is a full-service, wholesale distributor of plumbing and electrical supplies, power and hand tools, lawn and garden equipment and other hardware and building materials products. The Company's customers include retail home centers, hardware stores, building materials dealers, combination stores and a limited number of mass merchandisers. These customers are located mainly in the Southeast. The Company has approximately 1,100 active customers located throughout the Southeast which it services from a 430,000 square foot distribution center located in Pelham, Alabama, a suburb of Birmingham, and 20,000 square foot redistribution centers located in Winston-Salem, North Carolina and Ocala, Florida.

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

--------------------------------------------------------------------------------

PRODUCTS

  The Company closely monitors its items in stock, maintaining a full range of products while concentrating its efforts on carrying quantities of stock designed to achieve high inventory turns. The following table indicates the percentage of net sales by class of merchandise sold by the Company in the past three years:

                                                                                   PERCENTAGE OF NET SALES
                                                                              ---------------------------------
                            CLASS OF MERCHANDISE                              1995          1994          1993
----------------------------------------------------------------------------  -----         -----         -----
Electrical and plumbing supplies............................................   23.1%         23.5%         22.4%
Home center products (including lawn and garden equipment, paint and
  accessories, sporting goods and appliances)...............................   18.3          18.9          19.9
Building supplies (including aluminum windows and doors, roofing products
  and lumber)...............................................................   26.4          25.7          25.1
General and shelf hardware (including power and hand tools, lock sets and
  wire products)............................................................   32.2          31.9          32.6
                                                                              -----         -----         -----
                                                                              100.0%        100.0%        100.0%
                                                                              =====         =====         =====

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

MARKETING PROGRAMS AND CUSTOMER SERVICES

  Sales Force. The Company's marketing program is implemented primarily by its sales force of territory managers, each of whom is responsible for specific customers within a particular geographic area. Territory managers generally call on customers weekly to check inventories, take orders and perform various in-store services. In addition, the territory managers act as liaison between the customer and the Company to promote the Company's support services.

  In the second quarter of 1994 the Company began a program of hiring sales assistants to work with certain of the more senior territory managers. At December 31, 1995 there were 82 territory managers and assistants employed by the Company.

  At December 31, 1995, the Company also employed two district managers, each responsible for supervising and monitoring the activities of territory managers located in his assigned area. To supplement its primary sales force, the Company maintains a telemarketing group which solicits and accepts orders from customers between regular visits by territory managers.

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

  Operations. The Company's ability to fill and deliver small quantity orders for many different items enables customers to place orders on an as-needed basis, and in turn, to reduce inventory investment, storage and control costs. The Company's "fill-rate" -- the percentage of items shipped within 48 hours of receipt of an order -- is a measure of the efficiency of its order processing, inventory control and warehouse operations. In 1995 the Company's fill-rate generally exceeded 95%.

  Deliveries are made on a regular basis primarily by the Company's fleet of approximately 46 owned and leased trucks and vans. The Company's sales personnel generally call on customers weekly, and deliveries of merchandise are normally made within two or three business days after placement of an order.

  Direct Shipment Program. As an additional service to its customers, the Company maintains a direct shipment program under which customers order and receive shipments of some products directly from suppliers but are invoiced through the Company. These programs enable the Company to distribute products that would be inconvenient or expensive to stock at its warehouse, such as commodity building materials, and allow customers to receive discounts that otherwise might not be available to them. In 1995, approximately 31% of the Company's net sales were attributable to purchases under the direct shipment program.

--------------------------------------------------------------------------------

CUSTOMERS

  The Company currently services approximately 1,100 customers, including retail home centers, hardware stores, building materials dealers, combination stores and a limited number of mass merchandisers. No customer or affiliated group of customers accounted for more than 3% of the Company's 1995 net sales.

  The Company's current customers are located primarily in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Virginia.

  From time to time the Company receives extended terms from its suppliers which it passes on to its customers.

--------------------------------------------------------------------------------

PURCHASING, SUPPLIERS AND INVENTORY MANAGEMENT

  The Company distributes approximately 36,600 items purchased from approximately 1,400 manufacturers. The Company's ten largest vendors in 1995 accounted for approximately 23% of total Company purchases, but

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

no single manufacturer accounted for more than 5% of the Company's total purchases during the year. The Company has no long-term supply or distribution agreements with its vendors. Substantially all products of the type distributed by the Company are available from a number of manufacturers.

  Because inventory constitutes a substantial portion of the Company's total assets, efficient control of inventory is an important management priority. The Company's inventory turns (determined by dividing monthly cost of stocked goods sold by average monthly inventory) were 5.0 in 1995, unchanged from 1994.

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

--------------------------------------------------------------------------------
EMPLOYEES

  As of December 31, 1995, the Company employed 426 persons, of whom approximately 171 are subject to a collective bargaining agreement expiring in December 1998. The Company has not experienced any strikes or work stoppages and considers its relationship with employees to be good.

--------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company as of March 1, 1996, their ages and their present positions with the Company and their principal occupations since 1990 are as follows:

                   NAME                     AGE                              POSITION
------------------------------------------  ---     ----------------------------------------------------------
William Riley.............................  64      Chairman of the Board
Pierce E. Marks, Jr.......................  67      Vice Chairman
Emery H. White............................  58      President and Chief Executive Officer (since June 1995)(1)
John L. Sawyer............................  58      Senior Vice President -- Merchandising
L. Ward Edwards...........................  59      Vice President -- Finance, Treasurer and Secretary

(1) Mr. White was employed by a subsidiary of K-Mart, Builders Square, a retailer of home improvement merchandise and building materials from 1992 to 1994. From 1985 to 1992 he was employed by Emery-Waterhouse, a wholesale distributor.

  Officers are elected annually and serve at the discretion of the Board of Directors.
--------------------------------------------------------------------------------

PROPERTIES

  The Company's distribution facility and executive offices are located in a single 430,000 square foot facility on a 30-acre site in Pelham, Alabama. The Company leases the Pelham facility pursuant to leases entered into in connection with the issuance of three series of industrial development bonds. The Company has guaranteed payment of the principal and interest on such bonds, and in 1995 paid an aggregate of $952,000 pursuant to such lease agreements. The Company has options to purchase the property for a nominal cost at the

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

expiration of the leases. The Company believes that its Pelham facility is adequate for its presently foreseeable needs. The Company also leases 20,000 square foot warehouse redistribution facilities in Winston-Salem, North Carolina and in Ocala, Florida for monthly rental of approximately $4,700 and $5,300, respectively, and office space in Atlanta, Georgia and New York, New York for which lease payments are approximately $64,000 and $120,000 per annum, respectively.

--------------------------------------------------------------------------------

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded in the over-the-counter market and quoted on the NASDAQ National Market System, symbol MHCO. The following table shows the high and low sales prices by quarter in 1995 and 1994.

                                                                         1995                     1994
                                                                   ----------------         ----------------
                          QUARTER ENDED                            HIGH         LOW         HIGH         LOW
-----------------------------------------------------------------  ----         ---         ----         ---
March 31,........................................................    5 3/4       4  3/4       4 1/4       3
June 30,.........................................................    5 5/8       4  3/4       5 1/2       3  1/4
September 30,....................................................    3 5/8       3  1/2       5 1/2       4  1/2
December 31,.....................................................    3 5/8       3  1/2       5 1/4       4  1/4

  At March 8, 1996 there were 75 holders of record of the Company's common stock. Since a large number of these holders are nominees, the Company believes beneficial holders represent a substantially larger number.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                     YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------
                                                   1995          1994          1993          1992          1991
                                                 ---------     ---------     ---------     ---------     ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
     Net sales.................................  $ 142,157     $ 136,236     $ 129,355     $ 126,003     $ 123,627
     Cost of sales.............................    127,076       120,945       114,684       110,304       108,993
                                                 ---------     ---------     ---------     ---------     ---------
     Gross profit..............................     15,081        15,291        14,671        15,699        14,634
     Selling and administrative expenses.......     13,094        12,360        12,861        13,101        15,331
                                                 ---------     ---------     ---------     ---------     ---------
     Operating income (loss)...................      1,987         2,931         1,810         2,598          (697)
     Interest expense, net.....................        659           595           539           567           756
                                                 ---------     ---------     ---------     ---------     ---------
     Income (loss) before income tax
       (benefit)...............................      1,328         2,336         1,271         2,031        (1,453)
     Income tax (benefit)......................        520           880           465           690          (477)
                                                 ---------     ---------     ---------     ---------     ---------
     Net income (loss).........................  $     808     $   1,456     $     806     $   1,341     $    (976)
                                                 =========     =========     =========     =========     =========
     Per share data:
          Net income (loss)....................  $     .37     $     .65     $     .36     $     .59     $    (.43)
                                                 =========     =========     =========     =========     =========
     Weighted average common shares
       outstanding.............................  2,203,000     2,249,000     2,265,000     2,275,000     2,257,000
                                                 =========     =========     =========     =========     =========

                                                                           DECEMBER 31,
                                                 -----------------------------------------------------------------
                                                   1995          1994          1993          1992          1991
                                                 ---------     ---------     ---------     ---------     ---------
                                                                          (IN THOUSANDS)
Balance Sheet Data:
     Current assets............................  $  39,597     $  42,747     $  35,921     $  36,148     $  35,288
     Property and equipment -- net.............      7,421         7,216         7,420         7,283         7,356
     Other assets..............................        797           785           776           807           424
                                                 ---------     ---------     ---------     ---------     ---------
          Total assets.........................  $  47,815     $  50,748     $  44,117     $  44,238     $  43,068
                                                 =========     =========     =========     =========     =========
     Current liabilities.......................  $  26,316     $  29,318     $  23,531     $  24,128     $  24,681
     Long-term debt............................      3,996         4,699         5,198         5,516         6,014
     Deferred income taxes.....................      1,059           988           968           880            --
     Stockholders' equity......................     16,444        15,743        14,420        13,714        12,373
                                                 ---------     ---------     ---------     ---------     ---------
          Total liabilities and stockholders'
            equity.............................  $  47,815     $  50,748     $  44,117     $  44,238     $  43,068
                                                 =========     =========     =========     =========     =========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA -- UNAUDITED

                     QUARTERLY FINANCIAL DATA -- UNAUDITED
                                 (IN THOUSANDS)

                                         1ST QUARTER         2ND QUARTER         3RD QUARTER         4TH QUARTER
                                      -----------------   -----------------   -----------------   -----------------
                                       1995      1994      1995      1994      1995      1994      1995      1994
                                      -------   -------   -------   -------   -------   -------   -------   -------
Net Sales...........................  $35,766   $33,984   $36,676   $33,825   $37,579   $36,607   $32,136   $31,820
Gross Profit........................    3,847     3,895     3,905     3,921     3,772     3,942     3,557     3,533
Net Income..........................      298       442       227       431       148       312       135       271
                                      =======   =======   =======   =======   =======   =======   =======   =======
Net income per share................  $   .13   $   .20   $   .10   $   .19   $   .07   $   .14   $   .06   $   .12
                                      =======   =======   =======   =======   =======   =======   =======   =======

--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

NET SALES

  Net sales increased by $5,921,000, or 4.3%, in 1995 compared to 1994, largely due to an increase in factory direct shipments. Net sales increased by $6,881,000, or 5.3%, in 1994 over 1993.

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

  The following table sets forth the major elements of net sales in the past three years.

                                                                       YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------------------------
                                                           1995                  1994                  1993
                                                     -----------------     -----------------     -----------------
                                                                        (DOLLARS IN THOUSANDS)
Net Sales:
  Warehouse shipments..............................  $ 98,558     69.3%    $ 98,154     72.0%    $ 92,779     71.7%
  Factory direct shipments.........................    43,599     30.7       38,082     28.0       36,576     28.3
                                                     --------    -----     --------    -----     --------    -----
          Net Sales................................  $142,157    100.0%    $136,236    100.0%    $129,355    100.0%
                                                     ========    =====     ========    =====     ========    =====

OPERATIONS

  The following table sets forth certain financial data as a percentage of net sales for the years indicated:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------
                                                                              1995          1994          1993
                                                                              -----         -----         -----
Net sales...................................................................  100.0%        100.0%        100.0%
                                                                              =====         =====         =====
Gross margin................................................................   16.1%         17.0%         17.2%
Warehouse and delivery expense..............................................    5.5           5.8           5.9
                                                                              -----         -----         -----
Gross profit................................................................   10.6          11.2          11.3
Selling and administrative expense..........................................    9.2           9.1           9.9
                                                                              -----         -----         -----
Operating income............................................................    1.4           2.1           1.4
Interest expense, net.......................................................     .5            .4            .4
                                                                              -----         -----         -----
Income before income tax....................................................     .9%          1.7%          1.0%
                                                                              =====         =====         =====

GROSS MARGIN

  Gross margin percentage has decreased due to the elimination of a number of smaller accounts which did not qualify for more competitive prices available to the Company's larger customers and the introduction of the more competitively priced dealer buying plan noted above. Gross margin decreased $261,000, or 1.1%, to $22,948,000 compared with 1994. About half the decrease in 1995 was due to the increase in the proportion of total shipments represented by factory direct shipments, which carry a lower gross margin percentage. The balance of the decrease was due to more competitive pricing. In 1994 gross margin dollars increased by $923,000, or 4.1%, over 1993 to

--------------------------------------------------------------------------------

$23,209,000, as volume increases more than offset the lower gross margin percentage. The following table sets forth gross margin and gross margin percentages and year-to-year changes for the last three years.

                                                                                                   INCREASE (DECREASE)
                                                                                                    VS. SAME QUARTER
                                                                GROSS MARGIN                        IN PREVIOUS YEAR
                                                       -------------------------------       -------------------------------
                                                           AMOUNT           PERCENTAGE           AMOUNT           PERCENTAGE
                             QUARTER                   (IN THOUSANDS)        OF SALES        (IN THOUSANDS)         POINTS
           ------------------------------------------- --------------       ----------       --------------       ----------
1993    -- 1st........................................     $5,475              17.0%             $ (334)             (1.9)%
           2nd........................................      5,852              17.7                (309)              (.8)
           3rd........................................      5,802              16.6                (226)             (1.6)
           4th........................................      5,157              17.6                (113)              (.6)
1994    -- 1st........................................      5,815              17.1                 340                .1
           2nd........................................      5,912              17.5                  60               (.2)
           3rd........................................      5,936              16.2                 134               (.4)
           4th........................................      5,546              17.4                 389               (.2)
1995  --.. 1st........................................      5,829              16.3                  14               (.8)
           2nd........................................      5,924              16.2                  12              (1.3)
           3rd........................................      5,807              15.5                (129)              (.7)
           4th........................................      5,388              16.8                (158)              (.6)

WAREHOUSE AND DELIVERY EXPENSES

  In 1995 warehouse and delivery expenses decreased by $51,000, or .6%, over 1994, as a result of favorable workers' compensation and medical claims experience which was recorded in the fourth quarter. As a percent of warehouse shipments, they decreased to 8.0% in 1995 compared with 8.1% in 1994. In 1994 warehouse and delivery expenses increased $303,000, or 4.0%, over 1993, in part due to steps taken to improve order filling accuracy and customer satisfaction. However, as a percent of warehouse shipments they decreased slightly to 8.1%.

  The following table shows the trend of warehouse and delivery expense by quarter for the last three years.

                                                                                                    INCREASE (DECREASE)
                                                          WAREHOUSE & DELIVERY EXPENSES              VS. SAME QUARTER
                                                        ---------------------------------            IN PREVIOUS YEAR
                                                                              PERCENTAGE        ---------------------------
                                                            AMOUNT           OF WAREHOUSE           AMOUNT       PERCENTAGE
                           QUARTER                      (IN THOUSANDS)        SHIPMENTS         (IN THOUSANDS)     POINTS
           ---------------------------------------      --------------       ------------       --------------   ----------
1993  --   1st....................................          $1,816                7.8%               $ (4)            (.1)%
           2nd....................................           1,925                8.1                  46              .1
           3rd....................................           1,959                8.3                  18              .3
           4th....................................           1,915                8.6                 (14)            (.1)
1994  --   1st....................................           1,920                7.9                 104              .1
           2nd....................................           1,991                8.1                  66              .0
           3rd....................................           1,994                7.9                  35             (.4)
           4th....................................           2,013                8.4                  98             (.2)
1995  --   1st....................................           1,982                8.0                  62              .1
           2nd....................................           2,019                8.0                  28             (.1)
           3rd....................................           2,035                8.1                  41              .2
           4th....................................           1,831                7.7                (182)            (.7)

SELLING AND ADMINISTRATIVE EXPENSES

  In 1995 selling and administrative expenses increased by $734,000, or 5.9%, over 1994, largely due to upgrading the Corporation's computer system and changing the compensation package for salesmen. Selling and administrative expense as a percent of sales decreased from 10.4% of sales in 1992 to 9.9% of sales in 1993 and 9.1% in 1994 by consolidation of sales territories and reducing the number of territory managers and administrative employees.

--------------------------------------------------------------------------------

  The following table shows the quarterly trend of selling and administrative expenses in the last three years.

                                                                                                    INCREASE (DECREASE)
                                                            SELLING & ADMINISTRATIVE                 VS. SAME QUARTER
                                                                    EXPENSES                         IN PREVIOUS YEAR
                                                        ---------------------------------       ---------------------------
                                                            AMOUNT            PERCENTAGE            AMOUNT       PERCENTAGE
                           QUARTER                      (IN THOUSANDS)         OF SALES         (IN THOUSANDS)     POINTS
           ---------------------------------------      --------------       ------------       --------------   ----------
1993  --   1st....................................          $3,298               10.2%              $   24            (.5)%
           2nd....................................           3,189                9.7                 (132)           (.3)
           3rd....................................           3,260                9.4                  (68)           (.7)
           4th....................................           3,114               10.6                  (64)           (.4)
1994  --   1st....................................           3,030                8.9                 (268)          (1.3)
           2nd....................................           3,104                9.2                  (85)           (.5)
           3rd....................................           3,298                9.0                   38            (.4)
           4th....................................           2,928                9.2                 (186)          (1.4)
1995  --   1st....................................           3,145                8.8                  115            (.1)
           2nd....................................           3,400                9.3                  296             .1
           3rd....................................           3,382                9.0                   84             .0
           4th....................................           3,167                9.9                  239             .7

INTEREST EXPENSE

  Interest expense increases in 1994 and 1995 compared to the prior year are mainly due to overall higher average interest rates on long and short-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital requirements are met with funds provided by operations and bank lines of credit providing for maximum borrowings of up to $11,000,000. Actual borrowings under these lines of credit and the average interest rate were as follows during the past three years:

                                                                                                  WEIGHTED
                                                                                                  AVERAGE    YEAR-END
                                                           AVERAGE       YEAR-END     MAXIMUM     INTEREST   INTEREST
                                                        BORROWINGS(1)   BORROWINGS   BORROWINGS   RATE(2)      RATE
                                                        -------------   ----------   ----------   --------   --------
1993..................................................   $ 4,825,000    $7,450,000   $7,655,000      6.00%      6.00%
1994..................................................     5,117,000     8,500,000    8,500,000      7.10       8.50
1995..................................................     4,479,000     7,750,000    8,500,000      6.86       8.50

(1) The average amount outstanding during the period was computed by dividing the total month-end outstanding principal balances by twelve.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average borrowings.

  Trade receivables were up $918,000 at December 31, 1995 because of increased sales at extended payment terms and an increase in past due accounts. At December 31, 1994 they were up $2,277,000 from December 31, 1993 because of an increase in sales with extended payment terms in the fourth quarter.

  The following are the number of inventory items carried and average inventory turns for the last three years.

                                                                                           NUMBER OF    AVERAGE
                                                                                             ITEMS     INVENTORY
                                                                                            CARRIED      TURNS
                                                                                           ---------   ---------
1993.....................................................................................    38,000       5.2
1994.....................................................................................    38,000       5.0
1995.....................................................................................    36,600       5.0

  At December 31, 1994 inventories were up $3,971,000 compared to the prior year. In order to improve the "fill rate" (the percentage of items shipped within 48 hours of the receipt of an order) on customer orders, inventories were increased during 1994, and as a result the "fill rate" increased from approximately 93% in 1993 to approximately 95% in 1994 and 1995. Inventories at December 31, 1994 were increased in order to take advantage of volume rebates available from certain suppliers. At the end of 1995 there were fewer volume rebates available and

--------------------------------------------------------------------------------
inventories at December 31, 1995 were down $3,382,000 compared to the prior year. Accounts payable at December 31, 1995 were down $2,296,000 from December 31, 1994 as a result of the decrease in inventories.

  Capital expenditures during the current year totaled $1,299,000 and have been financed by operations. Late in 1994 the Company began a $2,000,000 warehouse modernization and computerization program which is being financed with a 5 year term loan. Depreciation and amortization for 1995 was $1,084,000.

--------------------------------------------------------------------------------

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
--------------------------------------------------------------------------------

Board of Directors
Moore-Handley, Inc.

  We have audited the accompanying balance sheets of Moore-Handley, Inc. as of December 31, 1995 and 1994, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moore-Handley, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                             LOGO

Birmingham, Alabama
February 16, 1996

--------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
STATEMENTS OF INCOME
--------------------------------------------------------------------------------
For the Years Ended December 31, 1995, 1994 and 1993

                                                   1995             1994             1993
---------------------------------------------------------------------------------------------
Net sales....................................  $142,157,000     $136,236,000     $129,355,000
Cost of merchandise sold.....................   119,209,000      113,027,000      107,069,000
Warehouse and delivery expense...............     7,867,000        7,918,000        7,615,000
                                               ------------     ------------     ------------
Cost of sales................................   127,076,000      120,945,000      114,684,000
                                               ------------     ------------     ------------
Gross profit.................................    15,081,000       15,291,000       14,671,000
Selling and administrative expense...........    13,094,000       12,360,000       12,861,000
                                               ------------     ------------     ------------
Operating income.............................     1,987,000        2,931,000        1,810,000
Interest expense, net........................       659,000          595,000          539,000
                                               ------------     ------------     ------------
Income before provision for income tax.......     1,328,000        2,336,000        1,271,000
Income tax...................................       520,000          880,000          465,000
                                               ------------     ------------     ------------
Net income...................................  $    808,000     $  1,456,000     $    806,000
                                               ============     ============     ============
Per share data:
      Net income per common share............  $        .37     $        .65     $        .36
                                               ============     ============     ============
      Weighted average common shares
         outstanding.........................     2,203,000        2,249,000        2,265,000
                                               ============     ============     ============

                            See accompanying notes.

--------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------
December 31, 1995 and 1994

                            ASSETS                                 1995            1994
-------------------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents...............................  $   197,000     $   781,000
      Trade receivables, net of allowance for doubtful
       accounts
         of $1,100,000 in 1995 and 1994.......................   21,267,000      20,349,000
      Other receivables.......................................    1,798,000       1,947,000
      Merchandise inventory...................................   15,331,000      18,713,000
      Prepaid expenses........................................      215,000         243,000
      Refundable income tax...................................      319,000              --
      Deferred income taxes...................................      470,000         714,000
                                                                -----------     -----------
            Total current assets..............................   39,597,000      42,747,000
Prepaid pension cost..........................................      735,000         704,000
Loan to officer, less amount due within one year..............       19,000          31,000
Property and equipment:
      Land....................................................      718,000         718,000
      Buildings...............................................    7,163,000       6,937,000
      Equipment...............................................    8,619,000       7,615,000
                                                                -----------     -----------
                                                                 16,500,000      15,270,000
      Less accumulated depreciation...........................   (9,079,000)     (8,054,000)
                                                                -----------     -----------
      Net property and equipment..............................    7,421,000       7,216,000
Deferred charges, net of accumulated amortization of $64,000
   and $57,000 in 1995 and 1994, respectively.................       43,000          50,000
                                                                -----------     -----------
Total Assets..................................................  $47,815,000     $50,748,000
                                                                ============    ============

                            See accompanying notes.

--------------------------------------------------------------------------------

             LIABILITIES AND STOCKHOLDERS' EQUITY                  1995            1994
-------------------------------------------------------------------------------------------
Current liabilities:
      Bank loans..............................................  $ 7,750,000     $ 8,500,000
      Accounts payable........................................   15,606,000      17,902,000
      Accrued payroll.........................................      417,000         407,000
      Other accrued liabilities...............................    1,575,000       1,542,000
      Long-term debt due within one year......................      968,000         843,000
      Accrued income tax......................................           --         124,000
                                                                -----------     -----------
            Total current liabilities.........................   26,316,000      29,318,000
Long-term debt, less amount due within one year...............    3,996,000       4,699,000
Deferred income taxes.........................................    1,059,000         988,000
Stockholders' equity:
      Common stock, $.10 par value; 10,000,000 shares
       authorized, 2,510,040 shares issued....................      251,000         251,000
      Capital in excess of par value..........................   12,883,000      12,883,000
      Retained earnings.......................................    5,153,000       4,345,000
      Less:
         Treasury stock at cost, 345,497 and 300,497 shares in
           1995 and 1994, respectively........................   (1,800,000)     (1,587,000)
         Loans to officers....................................      (43,000)       (149,000)
                                                                -----------     -----------
            Total stockholders' equity........................   16,444,000      15,743,000
                                                                -----------     -----------
Total Liabilities and Stockholders' Equity....................  $47,815,000     $50,748,000
                                                                ============    ============

                            See accompanying notes.

--------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
For the Years Ended December 31, 1995, 1994 and 1993

                                                                                            COMMON STOCK
                                                                                     --------------------------
                                                                                      SHARES            AMOUNT
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992.....................................................    2,510,040         $251,000
Purchase of shares for treasury..................................................           --               --
Net income.......................................................................           --               --
                                                                                     ---------         --------
Balance at December 31, 1993.....................................................    2,510,040          251,000
Purchase of shares for treasury..................................................           --               --
Net income.......................................................................           --               --
                                                                                     ---------         --------
Balance at December 31, 1994.....................................................    2,510,040          251,000
Purchase of shares for treasury..................................................           --               --
Net income.......................................................................           --               --
                                                                                     ---------         --------
Balance at December 31, 1995.....................................................    2,510,040         $251,000
                                                                                     =========         ========

                            See accompanying notes.

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------


    CAPITAL IN                         TREASURY STOCK                            TOTAL
     EXCESS OF       RETAINED      -----------------------     LOANS TO      STOCKHOLDERS'
     PAR VALUE       EARNINGS      SHARES        AMOUNT        OFFICERS         EQUITY
-------------------------------------------------------------------------------------------------------------
    $12,883,000     $2,083,000     252,597     $(1,354,000)    $(149,000)     $ 13,714,000
             --             --      20,000        (100,000)           --          (100,000)
             --        806,000          --              --            --           806,000
    -----------     ----------     -------     -----------     ---------     -------------
     12,883,000      2,889,000     272,597      (1,454,000)     (149,000)       14,420,000
             --             --      27,900        (133,000)           --          (133,000)
             --      1,456,000          --              --            --         1,456,000
    -----------     ----------     -------     -----------     ---------     -------------
     12,883,000      4,345,000     300,497      (1,587,000)     (149,000)       15,743,000
             --             --      45,000        (213,000)      106,000          (107,000)
             --        808,000          --              --            --           808,000
    -----------     ----------     -------     -----------     ---------     -------------
    $12,883,000     $5,153,000     345,497     $(1,800,000)    $ (43,000)     $ 16,444,000
    ===========     ==========     =======     ===========     =========       ===========


                            See accompanying notes.

----------------------------------------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
STATEMENTS OF CASH FLOW
--------------------------------------------------------------------------------
For the Years Ended December 31, 1995, 1994 and 1993

                                                                       1995            1994            1993
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income...................................................  $   808,000     $ 1,456,000     $   806,000
     Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
          Depreciation and amortization...........................    1,084,000         972,000         947,000
          Provision for doubtful accounts.........................      422,000         369,000         331,000
          Gain on sale of equipment...............................      (17,000)        (92,000)        (35,000)
          Deferred income taxes...................................      315,000         (62,000)         46,000
          Change in assets and liabilities:
               Trade and other receivables........................   (1,191,000)     (3,001,000)         26,000
               Merchandise inventory..............................    3,382,000      (3,971,000)       (595,000)
               Prepaid expenses...................................       28,000          53,000          33,000
               Prepaid pension cost...............................      (31,000)        (29,000)         12,000
               Loan to officer....................................       12,000          12,000          12,000
               Accounts payable and accrued expenses..............   (2,253,000)      4,481,000      (2,260,000)
               (Refundable) accrued income taxes..................     (443,000)         62,000          62,000
                                                                    -----------     -----------     -----------
               Total adjustments..................................    1,308,000      (1,206,000)     (1,421,000)
                                                                    -----------     -----------     -----------
               Net cash provided by (used in) operating
                  activities......................................    2,116,000         250,000        (615,000)
Cash flows from investing activities:
     Capital expenditures.........................................   (1,299,000)       (762,000)     (1,119,000)
     Proceeds from sale of equipment..............................       34,000          94,000          77,000
                                                                    -----------     -----------     -----------
          Net cash used in investing activities...................   (1,265,000)       (668,000)     (1,042,000)
Cash flows from financing activities:
     Net borrowings under bank loans..............................     (750,000)      1,050,000       1,450,000
     Principal payments under long-term debt......................     (682,000)       (754,000)       (527,000)
     Additional long-term borrowings..............................      104,000         449,000         360,000
     Purchase of treasury stock...................................     (107,000)       (133,000)       (100,000)
                                                                    -----------     -----------     -----------
               Net cash (used in) provided by financing
                  activities......................................   (1,435,000)        612,000       1,183,000
                                                                    -----------     -----------     -----------
               Net (decrease) increase in cash and cash
                  equivalents.....................................     (584,000)        194,000        (474,000)
Cash and cash equivalents at beginning of year....................      781,000         587,000       1,061,000
                                                                    -----------     -----------     -----------
Cash and cash equivalents at end of year..........................  $   197,000     $   781,000     $   587,000
                                                                    ===========     ===========     ===========

               Supplemental Disclosures of Cash Flow Information

                                                                       1995            1994            1993
                                                                    -----------     -----------     -----------
Cash paid during the year for:
     Interest.....................................................  $   742,000     $   662,000     $   593,000
     Income taxes.................................................      647,000         818,000         280,000

           Supplemental Disclosures of Non-cash Financing Activities

                                                                       1995            1994            1993
                                                                    -----------     -----------     -----------
Purchase of treasury stock in exchange for loan to officer........  $   106,000              --              --

                            See accompanying notes.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. Significant Accounting Policies

  Cash and Cash Equivalents

  The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

  Basis of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  Property and Equipment

  Property and equipment is stated at cost and depreciation is computed using the straight line method over estimated useful lives as follows:

Buildings......................................................    25-31.5 years
Equipment.....................................................        3-10 years

  Income Taxes

  Deferred income taxes are provided for temporary differences between financial and income tax reporting, primarily related to depreciation, inventory valuation and certain accrued costs.

  Deferred Charges

  Deferred charges, consisting of financing costs, are amortized over the term of the indebtedness.

  Stock Option Accounting

  The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees," and intends to continue to do so.

  Income per Common Share

  Income per common share is computed based on the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares include dilutive employees' stock options.

2. Loans to Officers

  In 1989 two officers of the Company, Mr. Sawyer and Mr. West, purchased an aggregate of 35,000 shares of treasury stock, at market value, for notes of $149,000 collateralized by the shares and bearing interest at 10%. Mr. Sawyer's note for $106,000 was repaid in 1995 and Mr. West's note for $43,000 was repaid in January, 1996. The outstanding balance of the notes is reflected as a reduction of stockholders' equity in the balance sheet.

  In 1990 the Company also loaned Mr. Sawyer $60,000 in connection with the purchase of a home. This note was repaid in 1995.

  The Company also loaned Mr. West $50,000 in 1990 and $72,000 in 1992. He has made principal payments on these loans of $12,000 in 1993, 1994, and 1995. The balance at December 31, 1995 of $31,000 ($43,000 at December 31, 1994) bears interest at 7% and is payable $1,000 per month plus the net amount of any bonus paid to him.

3. Bank Loans

  The Company has lines of credit, renewable annually, with three banks which allow unsecured borrowings in the aggregate of up to $11,000,000 at the banks' prime interest rates. The Company is charged a commitment fee of 3/8 of 1% on the unused portion of one of the lines of credit.

4. Long-Term Debt

  Long-term debt at December 31, 1995 and 1994 includes industrial development bonds with interest payable at rates from 85% to 93% of prime and obligations under capital leases financing transportation equipment. The Company is a party to lease agreements with an industrial development board which are being

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

accounted for as asset purchases. Under the agreements, industrial development bonds were issued and the proceeds used to purchase land of $534,000 and building and equipment of $8,881,000. The Company has an unconditional obligation to pay the principal and interest on the bonds.

  The Company has financed the purchase of certain transportation and computer equipment with leases. The leases, which include interest, are being accounted for as capital leases. Annual installments of principal on all capital leases decrease from approximately $968,000 in 1996 to $806,000 in 2001.

  Maturities of long-term debt during the next five years are as follows:

     1996............................  $  968,000
     1997............................     801,000
     1998............................     793,000
     1999............................     769,000
     2000............................     827,000
     Thereafter......................     806,000
                                       ----------
                                       $4,964,000
                                       ==========

  Interest expense on long-term debt and bank loans for the years ended December 31, 1995, 1994 and 1993 was $739,000, $677,000, and $603,000 respectively. At
December 31, 1995, the carrying value of the Company's long-term debt approximated its fair value.

5. Commitments

  Total future rental payments under non-cancelable equipment operating leases which expire in 1998 are $156,000. Annual rentals for the remainder of the lease terms are as follows:

    1996................................   92,000
    1997................................   51,000
    1998................................   13,000

  Rental expense was $442,000, $408,000, and $409,000 in 1995, 1994 and 1993,
respectively.

6. Income Tax

  The provision (benefit) for income tax consists of the following:

                                        1995       1994       1993
                                      --------   --------   --------
Current:
  Federal...........................  $199,000   $839,000   $372,000
  State.............................     6,000    103,000     47,000
Deferred............................   315,000    (62,000)    46,000
                                      --------   --------   --------
                                      $520,000   $880,000   $465,000
                                      ========   ========   ========

  Deferred income tax expense (benefit) is related to the following items:

                                        1995       1994       1993
                                      --------   --------   --------
Depreciation........................  $ 54,000   $ 36,000   $ 59,000
Provision for pension expenses......    17,000    (16,000)    29,000
Accrued health insurance and
  vacation costs....................    (1,000)   (26,000)        --
Allowance for doubtful accounts.....        --    (36,000)        --
Inventory costs capitalized for tax
  purposes..........................   222,000     (5,000)   (27,000)
Provision for writedown of excess
  inventory.........................    23,000    (15,000)   (15,000)
                                      --------   --------   --------
                                      $315,000   $(62,000)  $ 46,000
                                      ========   ========   ========

  The deferred income tax liabilities (assets) are reflected in the balance sheet as follows:

                                                1995         1994
                                             -----------   ---------
Net current assets
  Accrued health insurance and vacation
    costs..................................  $  (108,000)  $(107,000)
  Allowance for doubtful accounts..........     (409,000)   (409,000)
  Inventory costs capitalized for tax
    purposes...............................       88,000    (134,000)
  Provision for write down of excess
    inventory..............................      (41,000)    (64,000)
                                             -----------   ---------
                                                (470,000)   (714,000)
Non-current liabilities
  Depreciation.............................      783,000     729,000
  Provision for pension expenses...........      276,000     259,000
                                             -----------   ---------
                                               1,059,000     988,000
                                             -----------   ---------
    Net liability..........................  $   589,000   $ 274,000
                                             ===========   =========

  The provision for income taxes differs from the statutory federal income tax rate as a result of the following:

                                         PERCENT OF PRE-TAX INCOME
                                         --------------------------
                                         1995       1994       1993
                                         ----       ----       ----
Statutory U. S. income tax rate........  34%        34%        34%
Increase in rates resulting from:
    State income taxes -- net of
      federal benefit..................    2          3          2
    Non-deductible and other items.....    3          1          1
                                         ----       ----       ----
Effective income tax rate..............  39%        38%        37%
                                         =====      =====      =====

7. Pension Plans

  The Company has two trusteed, noncontributory, qualified defined benefit pension plans ("Pension Plans") covering substantially all employees of the Company. Retirement benefits are provided based on employees' years of service and earnings. Contributions to the Pension Plans are based on the amount necessary to fund the net periodic pension cost. Contributions are limited to the amount that can be currently deducted for federal income tax purposes and are based on the amount necessary to fund the minimum level required

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

by the Employee Retirement Income Security Act of 1974.

  The Company's net periodic pension cost for the last three years included the following components:

                        1995        1994        1993
                      ---------   ---------   ---------
Service cost --
  benefits earned
  during the
  period............  $ 256,000   $ 215,000   $ 254,000
Interest cost on
  projected benefit
  obligation........    319,000     289,000     268,000
Actual return on
  assets............   (602,000)     88,000    (255,000)
Net amortization and
  deferral..........    374,000    (305,000)     70,000
                      ---------   ---------   ---------
Net periodic pension
  cost..............  $ 347,000   $ 287,000   $ 337,000
                      =========   =========   =========

  The following table sets forth the assets and liabilities of the plans and the amount of the net prepaid pension cost recognized in the Company's balance sheets as of December 31, 1995 and 1994.

                                   1995         1994
                                ----------   ----------
Actuarial present value of
  benefit obligations:
     Vested benefit
       obligations............  $4,111,000   $3,743,000
     Nonvested benefit
       obligations............      94,000       98,000
                                ----------   ----------
     Accumulated benefit
       obligations............   4,205,000    3,841,000
     Effect of projected
       future salary
       increases..............     941,000      802,000
                                ----------   ----------
     Projected benefit
       obligations............   5,146,000    4,643,000
Plan assets at fair
  value(a)....................   5,251,000    4,394,000
                                ----------   ----------
Plan assets in excess of (less
  than) projected benefit
  obligations.................     105,000     (249,000)
Unrecognized obligations at
  transition..................     531,000      609,000
Unrecognized net (gain)/
  loss........................     (27,000)     203,000
Unrecognized prior service
  cost........................     126,000      141,000
                                ----------   ----------
Net prepaid pension cost
  recognized in the balance
  sheet.......................  $  735,000   $  704,000
                                ==========   ==========

------------

  (a) Plan assets consist of debt securities and comingled funds.

  The assumed rates used to measure the projected benefit obligations and the expected earnings on plan assets at December 31 for the last three years were:

                                    1995   1994   1993
                                    ----   ----   ----
Weighted average discount rate....    7%     7%     7%
Long-term rate of return on
  assets..........................    7%     7%     7%
Increase in future compensation
  levels..........................    4%     4%     4%

  The Company has 401(k) savings plans covering substantially all employees. Contributions by the Company are discretionary and no contributions were made in the last three years.

8. Incentive Compensation Plan

  On May 23, 1991 the stockholders approved the 1991 Incentive Compensation Plan pursuant to which a maximum aggregate of 250,000 shares of common stock may be issued to employees and directors until April 12, 2001.

  As of December 31, 1995 the following options have been granted under this plan:

     A. Options to Officers for 80,000 shares at $3.75 per share (market value at date of grant) exercisable through April 2001 in four equal annual installments beginning April 12, 1992.

     B. Options to Independent Directors for 12,000 shares at approximately $5.00 per share, 4,000 shares at approximately $4.75 per share and 4,000 shares at approximately $4.875 per share (market value at date of grant) exercisable through May 2004.

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

     D. Option to Officer for 100,000 shares at $5.50 per share (market value at date of grant) exercisable through June 2005, in five installments of 18,181 shares and one installment of 9,095 beginning in June 1996, subject to shareholder approval of an increase in the maximum shares which may be issued under the Plan.

--------------------------------------------------------------------------------

                              MOORE-HANDLEY, INC.

                               Index of Exhibits

EXHIBIT NO.                                             DESCRIPTION
-----------   ------------------------------------------------------------------------------------------------
     3     (a)  Restated Certificate of Incorporation of Company, filed as Exhibit 3(a) to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
           a)-1 Amendment to Restated Certificate of Incorporation dated May 7, 1987, filed as Exhibit 3(a)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
           (b)  By-laws of the Company, filed as Exhibit 3(d) to the Company's Registration Statement on Form
                S-1 (Reg. No. 33-3032) and incorporated herein by reference.
           b)-1 Article VII of By-laws of the Company, as amended May 7, 1987, filed as Exhibit 3(b)-1 to the
                Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
     4     (a)  Lease Agreement, dated as of December 1, 1981, as amended, between the Company and the
                Industrial Development Board of the Town of Pelham (the "Board"), filed as Exhibit 10(a) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference.
           (b)  Guarantee Agreement, dated as of December 1, 1981, between the Company and the First Alabama
                Bank of Birmingham, as Trustee ("Trustee"), filed as Exhibit 10(b) to the Company's
                Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference.
           (c)  Mortgage and Trust Indenture, dated as of December 1, 1981, between the Trustee and the Board, filed as Exhibit 10(c) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032)
                and incorporated herein by reference.
           (d)  Lease Agreement, dated as of December 1, 1982, between the Company and the Board, filed as
                Exhibit 10(d) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and
                incorporated herein by reference.
           (e)  Guarantee Agreement, dated as of December 1, 1982, between the Company and the Trustee, filed as
                Exhibit 10(e) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and
                incorporated herein by reference.
           (f)  Mortgage and Trust Indenture, dated as of December 1, 1982, between the Trustee and the Board, filed as Exhibit 10(f) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032)
                and incorporated herein by reference.
           (g)  Guarantee Agreement, dated as of December 30, 1986, between the Company and the First Alabama
                Bank of Birmingham, as Trustee ("Trustee"), filed as Exhibit 10(dd) to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
           (h)  Mortgage and Trust Indenture, dated as of December 30, 1986, between the Trustee and the Board, filed as Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1987 and incorporated herein by reference.
           (i)  Master Lease Agreement, dated as of September 30, 1993, between the Company and The CIT Group/
                Equipment Financing, related to the lease of 10 Navistar Tractors for the term of 36 months and incorporated herein by reference.
    10     (n)  The Moore-Handley Incorporated Salaried Pension Plan, effective January 1, 1985, as amended, filed as Exhibit 10(n) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032)
                and incorporated herein by reference.
          n)-1  Amendment No. 4 to The Moore-Handley Incorporated Salaried Pension Plan, dated February 10, 1992 but effective January 1, 1987, filed as Exhibit 10(n)-1 to the Company's Annual Report on Form
                10-K for the year ended December 31, 1991 and incorporated herein by reference.
          n)-2  Amendment No. 5 to The Moore-Handley Incorporated Salaried Pension Plan, dated February 10, 1992 but effective January 1, 1988, filed as Exhibit 10(n)-2 to the Company's Annual Report on Form
                10-K for the year ended December 31, 1991 and incorporated herein by reference.
          n)-3  Amended and Restated Moore-Handley, Inc. Salaried Pension Plan, dated February 10, 1992 but effective January 1, 1989, filed as Exhibit 10(n)-3 to the Company's Annual Report on Form
                10-K for the year ended December 31, 1991 and incorporated herein by reference.
          n)-4  Amendment No. 6 to The Moore-Handley Incorporated Salaried Pension Plan, dated February 10,
                1992, filed as Exhibit 10(n)-4 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1991 and incorporated herein by reference.
          n)-5  Amendment No. 2 to The Moore-Handley Incorporated Salaried Pension Plan, dated December 29,
                1994, filed as Exhibit 10(n)-5 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1994.
          (o)   Employees' Retirement Plan B of Moore-Handley, Inc. (Non-Exempt and Hourly), effective January
                1, 1984, filed as Exhibit 10(o) to the Company's Registration Statement on Form S-1 (Reg. No.
                33-3032) and incorporated herein by reference.

--------------------------------------------------------------------------------

EXHIBIT NO.                                             DESCRIPTION
-----------   ------------------------------------------------------------------------------------------------
            o)-1 Amendment No. 2 to Employees' Retirement Plan B of Moore-Handley, Inc. (Non-Exempt and Hourly),
                 dated February 10, 1992 but effective January 1, 1987, filed as Exhibit 10(o)-1 to the
                 Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
            o)-2 Amendment No. 3 to Employees' Retirement Plan B of Moore-Handley, Inc. (Non-Exempt and Hourly),
                 dated February 10, 1992, filed as Exhibit 10(o)-2 to the Company's Annual Report on Form 10-K
                 for the year ended December 31, 1991 and incorporated herein by reference.
            o)-3 Amended and Restated Moore-Handley, Inc. Hourly Employees' Retirement Plan dated February 10,
                 1992 but effective January 1, 1989, filed as Exhibit 10(o)-3 to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
            o)-4 Amendment No. 2 to the Moore-Handley, Inc. Hourly Employees' Retirement Plan, dated December 29,
                 1994, filed as Exhibit 10(o)-4 to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1994.
           (p)   The Moore-Handley Salaried Employees' Savings Plan and Trust, effective January 1, 1985, as amended, filed as Exhibit 10(p) to the Company's Registration Statement on Form S-1 (Reg. No.
                 33-3032) and incorporated herein by reference.
            p)-1 Amended and restated The Moore-Handley Salaried Employees' Savings Plan and Trust dated February
                 4, 1994 but effective January 1, 1989, filed as Exhibit 10(p)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
            q)-3 Collective Bargaining Agreement between the Company and United Wholesale and Warehouse
                 Employees' Union, effective December 23, 1992 through December 23, 1995, filed as Exhibit
                 10(q)-3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
            (r)  The Moore-Handley Return-on-Investment Bonus Program, dated February 23, 1983, filed as Exhibit
                 10(r) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference.
           (aa)  Form of Stock Subscription Agreement, dated as of January 29, 1986, between the Company and certain managers of the Company, filed as Exhibit 10(aa) to the Company's Registration
                 Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference.
           (bb)  Form of Amendatory Agreements, dated as of March 3, 1986 between the Company, the Trustee and the Board, relating to the Lease Agreements listed as items 10(c) and 10(d), respectively, filed as Exhibit 10(bb) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032)
                 and incorporated herein by reference.
           (cc)  Lease Agreement, dated as of December 30, 1986, between the Company and the Industrial
                 Development Board of the Town of Pelham (the "Board"), filed as Exhibit 10(cc) to the
                 Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
           (dd)  Agreement dated August 15, 1989 between the Company and John L. Sawyer related to the purchase of common stock, filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1989 and incorporated herein by reference.
           (ee)  Agreement dated August 15, 1989 between the Company and J. Franklin West related to the purchase of common stock, filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1989 and incorporated herein by reference.
           (ff)  1991 Incentive Compensation Plan, filed as Exhibit A to the Company's Proxy Statement dated
                 April 30, 1991 and incorporated herein by reference.
           (gg)  The Moore-Handley, Inc. Employees' 401(k) Profit Sharing Prototype Non-Standardized Adoption
                 Agreement effective July 1, 1993 and incorporated herein by reference.
           (hh)  Employment Agreement, dated June 5, 1995, between the Company and Emery H. White, filed as
                 Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1995 and incorporated herein by reference.
          (hh)-1 Letter Agreement, dated June 5, 1995, between the Company and Emery H. White, filed as Exhibit
                 10.2(hh)-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.

--------------------------------------------------------------------------------

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Moore-Handley, Inc.

                                       By:       /s/  L. WARD EDWARDS

                                         ---------------------------------------
                                                     L. Ward Edwards
                                         Vice President, Treasurer and Secretary
                                                       and Director
                                           (Principal Accounting and Financial
                                                         Officer)

March 18, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                       CAPACITY                           DATE
---------------------------------------------  -----------------------------------------------  ---------------
                  /s/  WILLIAM RILEY           Chairman of the Board and Director               March 18, 1996
---------------------------------------------
                William Riley

             /s/  PIERCE E. MARKS, JR.         Vice Chairman and Director                       March 18, 1996
---------------------------------------------
            Pierce E. Marks, Jr.

                 /s/  EMERY H. WHITE           President and Chief Executive Officer            March 18, 1996
---------------------------------------------
               Emery H. White

                /s/  L. WARD EDWARDS           Vice President, Treasurer and Secretary and      March 18, 1996
---------------------------------------------    Director (Principal Accounting and Financial
               L. Ward Edwards                   Officer)

               /s/  RONALD J. JUVONEN          Director                                         March 18, 1996
---------------------------------------------
              Ronald J. Juvonen

--------------------------------------------------------------------------------