Form 10-Q
period 1996-03-31
MOORE HANDLEY INC /DE/
filed 1996-05-15
CIK 788951

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM          TO
                                                  --------    --------

                        COMMISSION FILE NUMBER  0-14324
                                               ---------

                              MOORE-HANDLEY, INC.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                        63-0819773
          --------------------                               -----------------
     (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
     INCORPORATION OF ORGANIZATION)                         IDENTIFICATION NO.)

  3140 PELHAM PARKWAY, PELHAM, ALABAMA                             35124
  ------------------------------------                        ---------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:       (205) 663-8011
                                                    ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                            Yes   X       No
                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, $.10 par value                    2,154,543 shares
      ----------------------------              -----------------------------
                 Class                          Outstanding at April 15, 1996

                              MOORE-HANDLEY, INC.

                               TABLE OF CONTENTS



Item No.                                                                                         Page No.
- --------                                                                                         --------
PART I.  FINANCIAL INFORMATION - UNAUDITED

1.     Balance Sheets -
              March 31, 1996 and 1995
              and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

       Statements of Operations -
              Three Months ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . .        4

       Statements of Cash Flow -
              Three Months Ended March 31, 1996 and 1995.   . . . . . . . . . . . . . . . . .        5

       Note to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6

2.     Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7-10

PART II. OTHER INFORMATION

6.     Exhibits and Reports on Form 8-K.  . . . . . . . . . . . . . . . . . . . . . . . . . .       11

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

                              MOORE-HANDLEY, INC.
                                 BALANCE SHEETS
                 MARCH 31, 1996 AND 1995 AND DECEMBER 31, 1995


                                                                             March 31,                  December 31,
                                                                   -----------------------------        ------------
ASSETS                                                                1996              1995                1995
                                                                   -----------       -----------        ------------
Current assets:                                                    (unaudited)       (unaudited)
 Cash and cash equivalents  . . . . . . . . . . . . . . .          $ 1,035,000       $   558,000        $   197,000
 Trade receivables, net . . . . . . . . . . . . . . . . .           23,364,000        21,067,000         21,267,000
 Other receivables  . . . . . . . . . . . . . . . . . . .            1,546,000         2,113,000          1,798,000
 Merchandise inventory  . . . . . . . . . . . . . . . . .           16,206,000        17,755,000         15,331,000
 Prepaid expenses . . . . . . . . . . . . . . . . . . . .              528,000           442,000            215,000
 Refundable income tax  . . . . . . . . . . . . . . . . .              319,000               ---            319,000
 Deferred income taxes  . . . . . . . . . . . . . . . . .              470,000           714,000            470,000
                                                                   -----------       -----------        -----------
  Total current assets  . . . . . . . . . . . . . . . . .           43,468,000        42,649,000         39,597,000
Prepaid pension cost  . . . . . . . . . . . . . . . . . .              727,000           635,000            735,000
Loan to officer . . . . . . . . . . . . . . . . . . . . .               16,000            28,000             19,000
Property and equipment: . . . . . . . . . . . . . . . . .           18,007,000        15,579,000         16,500,000
 Less accumulated depreciation  . . . . . . . . . . . . .           (9,365,000)       (8,307,000)        (9,079,000)
                                                                   -----------       -----------        -----------
  Net property and equipment  . . . . . . . . . . . . . .            8,642,000         7,272,000          7,421,000
Deferred charges, net . . . . . . . . . . . . . . . . . .               41,000            49,000             43,000
                                                                   -----------       -----------        -----------
                                                                   $52,894,000       $50,633,000        $47,815,000
                                                                   ===========       ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Bank loans . . . . . . . . . . . . . . . . . . . . . . .          $ 5,810,000       $ 4,000,000        $ 7,750,000
 Accounts payable . . . . . . . . . . . . . . . . . . . .           22,945,000        22,159,000         15,606,000
 Accrued payroll  . . . . . . . . . . . . . . . . . . . .              508,000           481,000            417,000
 Accrued income tax . . . . . . . . . . . . . . . . . . .               54,000           229,000                ---
 Other accrued liabilities  . . . . . . . . . . . . . . .            1,244,000         1,397,000          1,575,000
 Long-term debt due in one year . . . . . . . . . . . . .              938,000           860,000            968,000
                                                                   -----------       -----------        -----------
  Total current liabilities . . . . . . . . . . . . . . .           31,499,000        29,126,000         26,316,000
Long-term debt  . . . . . . . . . . . . . . . . . . . . .            3,784,000         4,478,000          3,996,000
Deferred income taxes . . . . . . . . . . . . . . . . . .            1,059,000           988,000          1,059,000
Stockholders' equity:
 Common stock, $.10 par value;
  10,000,000 shares authorized,
  2,510,040 shares issued . . . . . . . . . . . . . . . .              251,000           251,000            251,000
 Other stockholders' equity . . . . . . . . . . . . . . .           16,301,000        15,790,000         16,193,000
                                                                   -----------       -----------        -----------
  Total stockholders' equity  . . . . . . . . . . . . . .           16,552,000        16,041,000         16,444,000
                                                                   -----------       -----------        -----------
                                                                   $52,894,000       $50,633,000        $47,815,000
                                                                   ===========       ===========        ===========


                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                          Three Months
                                                                         Ended March 31,
                                                                         ---------------

                                                                     1996                1995
                                                                 -----------         -----------
Net sales . . . . . . . . . . . . . . . . . . . . . .            $38,680,000         $35,766,000

Cost of merchandise sold  . . . . . . . . . . . . . .             32,767,000          29,937,000
Warehouse and delivery
 expense  . . . . . . . . . . . . . . . . . . . . . .              2,203,000           1,982,000
                                                                 -----------         -----------
Cost of sales . . . . . . . . . . . . . . . . . . . .             34,970,000          31,919,000
                                                                 -----------         -----------
Gross profit  . . . . . . . . . . . . . . . . . . . .              3,710,000           3,847,000
Selling and administrative
 expense  . . . . . . . . . . . . . . . . . . . . . .              3,339,000           3,145,000
                                                                 -----------         -----------
Operating income  . . . . . . . . . . . . . . . . . .                371,000             702,000
Interest expense, net . . . . . . . . . . . . . . . .                199,000             226,000
                                                                 -----------         -----------
Income before provision
 for income tax . . . . . . . . . . . . . . . . . . .                172,000             476,000
Income tax  . . . . . . . . . . . . . . . . . . . . .                 64,000             178,000
                                                                 -----------         -----------
Net income  . . . . . . . . . . . . . . . . . . . . .            $   108,000         $   298,000
                                                                 ===========         ===========

Net income
 per share  . . . . . . . . . . . . . . . . . . . . .            $       .05         $       .13
                                                                 ===========         ===========

Weighted average common
  shares outstanding  . . . . . . . . . . . . . . . .              2,165,000           2,238,000
                                                                 ===========         ===========


                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)



                                                                                               1996             1995
                                                                                           -----------      -----------
Cash flows from operating activities:
     Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   108,000      $   298,000
     Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . .            288,000          254,000
        Provision for doubtful accounts   . . . . . . . . . . . . . . . . . . . . .             90,000           90,000
        Change in assets and liabilities:
            Trade and other receivables . . . . . . . . . . . . . . . . . . . . . .         (1,935,000)        (974,000)
            Merchandise inventory . . . . . . . . . . . . . . . . . . . . . . . . .           (875,000)         958,000
            Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .          7,099,000        4,186,000
            Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (248,000)         (22,000)
                                                                                           -----------      -----------
            Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,419,000        4,492,000
                                                                                           -----------      -----------
            Net cash flows provided by
             operating activities . . . . . . . . . . . . . . . . . . . . . . . . .          4,527,000        4,790,000
Cash flows from investing activities:
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,507,000)        (309,000)
                                                                                           -----------      -----------
        Net cash flows used in
            investing activities  . . . . . . . . . . . . . . . . . . . . . . . . .         (1,507,000)        (309,000)
Cash flows from financing activities:
     Net borrowings (payments) under bank loans   . . . . . . . . . . . . . . . . .         (1,940,000)      (4,500,000)
     Principal payments under long-term debt  . . . . . . . . . . . . . . . . . . .           (242,000)        (204,000)
                                                                                           -----------      -----------
            Net cash flows (used in)
             financing activities . . . . . . . . . . . . . . . . . . . . . . . . .         (2,182,000)      (4,704,000)
                                                                                           -----------      -----------
Net decrease in cash and
     cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            838,000         (223,000)

Cash and cash equivalents
     at beginning of period   . . . . . . . . . . . . . . . . . . . . . . . . . . .            197,000          781,000
                                                                                           -----------      -----------

Cash and cash equivalents
     at end of period   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 1,035,000      $   558,000
                                                                                           ===========      ===========

                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                          NOTE TO FINANCIAL STATEMENTS
                  (INFORMATION PERTAINING TO THE THREE MONTHS
                  ENDED MARCH 31, 1996 AND 1995 IS UNAUDITED)


1.   Basis of presentation.

     The financial statements included herein have been prepared by Moore-Handley, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission on March 18, 1996.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

       Net sales for the quarter ended March 31, 1996 were up 8% compared to the same quarter in the prior year. Factory direct shipments increased 14.4% for the quarter which the Company believes reflects the change in the customer base towards larger customers.

       The following table sets forth the major elements of net sales:


                                                                                  Three Months Ended March 31,
                                                                           ------------------------------------------
                                                                                  1996                    1995
                                                                           ------------------      ------------------
                                                                                      (dollars in thousands)
Net Sales:
      Warehouse shipments   . . . . . . . . . . . . . . . . . . .          $25,986      67.2%      $24,665      69.0%
      Factory direct shipments  . . . . . . . . . . . . . . . . .           12,694      32.8        11,101      31.0
                                                                           -------     -----       -------     -----
               Net Sales  . . . . . . . . . . . . . . . . . . . .          $38,680     100.0%      $35,766     100.0%
                                                                           =======     =====       =======     =====


OPERATIONS

      The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                                                         Three Months Ended March 31,
                                                                                           1996               1995
                                                                                          ------             ------
Net sales       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           100.0%             100.0%
                                                                                          =====              =====

Gross margin    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            15.3               16.3
Warehouse and delivery expense  . . . . . . . . . . . . . . . . . . . . . . . .             5.7                5.6
                                                                                          -----              -----
Gross profit    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9.6               10.7
Selling and administrative expenses . . . . . . . . . . . . . . . . . . . . . .             8.6                8.8
                                                                                          -----              -----
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1.0                1.9
Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              .5                 .6
                                                                                          -----              -----
Income before provision
      for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              .5%               1.3%
                                                                                          =====              =====

GROSS MARGIN

      As a result of more competitive pricing, the gross margin percentage for the first quarter of 1996 was 15.3%, down from 16.3% in the first quarter of 1995. There are some early indications that the decline in gross margin percent in stock sales may be flattening out.

      The following table sets forth gross margin dollars, gross margin percentages and year-over-year changes for 1995 and the first quarter of 1996.

                                                                              Increase (Decrease)
                                                                               vs. Same Quarter
                          Gross Margin                                         in Previous Year
       ----------------------------------------------------           -----------------------------------
                             Amount              Percentage                Amount              Percentage
       Quarter           (in thousands)           of Sales            (in thousands)             Points
       -------           --------------          ----------           --------------            --------
      1995 - 1st             $5,829                 16.3                   $  14                   (.8)
             2nd              5,924                 16.2                      12                  (1.3)
             3rd              5,807                 15.5                    (129)                  (.7)
             4th              5,388                 16.8                    (158)                  (.6)

      1996 - 1st              5,913                 15.3                      84                  (1.0)


WAREHOUSE AND DELIVERY EXPENSES

      As a percentage of warehouse shipments, warehouse and delivery expenses increased to 8.5% in the first quarter of 1996 from 8.0% in the same quarter last year, most of this increase took place in warehouse expense. These increases were due, in part, to additional costs associated with a warehouse modernization project. This project, when completed in the second quarter, should begin to produce savings in warehouse expense.

      The following table shows the trend of warehouse and delivery expenses in 1995 and the first quarter of 1996:


                                                                Increase (Decrease)
                 Warehouse and Delivery                           vs. Same Quarter
                        Expenses                                  in Previous Year
      ---------------------------------------------       -------------------------------
                                        Percentage
                         Amount        of Warehouse          Amount            Percentage
       Quarter       (in thousands)     Shipments        (in thousands)          Points
      ---------      --------------    ------------      --------------        ----------
      1995 - 1st        $1,982             8.0               $  62                  .1
             2nd         2,019             8.0                  28                  .0
             3rd         2,035             8.1                  41                 (.4)
             4th         1,831             7.7                (182)                (.2)
      1996 - 1st         2,203             8.5                 221                  .5

SELLING AND ADMINISTRATIVE EXPENSES

      Selling and administrative expenses increased $194,000 or 6.2% for the quarter ended March 31, 1996 compared to the same quarter of 1995. However, as a percent of sales these expenses decreased to 8.6% from 8.8% in the same quarter of 1995.

      The following table shows the quarterly trend of selling and administrative expenses in 1995 and the first quarter of 1996.

                                                              Increase (Decrease)
              Selling and Administrative                        vs. Same Quarter
                       Expenses                                 in Previous Year
      ------------------------------------------       ------------------------------
                       Amount         Percentage           Amount          Percentage
       Quarter     (in thousands)      of Sales        (in thousands)        Points
      ---------    --------------     ----------       --------------      ----------
      1995 - 1st       $3,145            8.8                $115              (.3)
             2nd        3,400            9.3                 296               .1
             3rd        3,382            9.0                  84               .0
             4th        3,167            9.9                 239               .7

      1996 - 1st        3,339            8.6                 194              (.2)



LIQUIDITY AND CAPITAL RESOURCES

      From December 31, 1995 to March 31, 1996 the Company's net trade receivables increased by $2,097,000 or 10.9%. The increase in receivables was due largely to higher level of sales in March 1996 (which includes orders taken at a Dealers' Mart held in February) compared to December 1995. Inventories increased by $875,000 or 5.7% in the same period. Because of extended terms received from suppliers in connection with the mart, trade payables increased $7,339,000 from December 1995.

      At March 31, 1996 the Company had unused lines of credit of $5,190,000 which it believes are adequate to finance its working capital requirements.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS.

      Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements. There can be no assurance that future developments will be in accordance with management's expectations or that the affect of future developments on the Company will be those anticipated by management. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are the following:

      - competitive pressures on sales and pricing, including those from other wholesale distributors and those from retailers in competition with the Company's customers;

      - the Company's ability to achieve projected cost savings from its warehouse modernization program and ongoing cost reduction efforts;

      - changes in cost of goods and the effect of differential terms and conditions available to larger competitors of the Company;

      - uncertainties associated with any acquisition the Company may seek to implement; and

      -      changes in general economic conditions.

      While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with its preparation of management's discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

PART II. OTHER INFORMATION



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits:

              27 - Financial Data Schedule (for SEC use only).

      (b) There were no reports on Form 8-K filed by the Company during the three month period ended March 31, 1996.

                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    Moore-Handley, Inc.
                                                 -------------------------
                                                        (Registrant)



Date:  May 15, 1996                               /s/ L. Ward Edwards
     ------------------                          -------------------------
                                                      L. Ward Edwards
                                                 Vice President, Treasurer
                                                       and Secretary
                                                 (Principal Accounting and
                                                     Financial Officer)