Form 10-Q
period 1996-06-30
MOORE HANDLEY INC /DE/
filed 1996-08-13
CIK 788951

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                       OR

         [ ]  Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

              For the transition period from ________ to ________

                       COMMISSION FILE NUMBER   0-14324
                                               ---------

                            MOORE-HANDLEY, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          63-0819773
- -------------------------------                   -----------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation of organization)                           Identification No.)


HIGHWAY 31 SOUTH, PELHAM, ALABAMA                                35124
- ---------------------------------                  -----------------------------
(Address of principal executive offices)                       (Zip Code)

                                (205) 663-8011
                                --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                            Yes    X      No
                                 -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Common stock, $.10 par value                      2,164,543 shares
- --------------------------------           ---------------------------------
            Class                             Outstanding at July 10, 1996

                              MOORE-HANDLEY, INC.
                                     INDEX



Item No.                                                                                                Page No.
- --------                                                                                                --------
PART I.  FINANCIAL INFORMATION

1. Financial Statements - Unaudited
       Balance Sheets -
           June 30, 1996 and 1995
           and December 31, 1995.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

       Statements of Operations -
           Three Months and Six Months Ended
           June 30, 1996 and 1995.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

       Statements of Cash Flows -
           Six Months Ended June 30, 1996
           and 1995.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

       Note to Financial Statements.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6

2.     Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7-10

PART II.  OTHER INFORMATION

4.     Submission of Matters to a Vote of
           Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10-11

6.     Exhibits and Reports on Form 8-K.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12


                              MOORE-HANDLEY, INC.
                                 BALANCE SHEETS
                  JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1995
                                  (UNAUDITED)

                                                                             JUNE 30,
                                                                 ---------------------------------         DECEMBER 31,
                                                                      1996                 1995                1995
                                                                 ------------         ------------         ------------
                                                                  (unaudited)          (unaudited)
ASSETS:
Current assets:
 Cash and cash equivalents  . . . . . . . . . . . . . . .         $   351,000           $   387,000        $   197,000
 Trade receivables, net   . . . . . . . . . . . . . . . .          20,031,000            21,150,000         21,267,000
 Other receivables  . . . . . . . . . . . . . . . . . . .           2,068,000             1,942,000          1,798,000
 Merchandise inventory  . . . . . . . . . . . . . . . . .          15,338,000            15,772,000         15,331,000
 Prepaid expenses   . . . . . . . . . . . . . . . . . . .             344,000               284,000            215,000
 Refundable income tax  . . . . . . . . . . . . . . . . .             221,000                  ---             319,000
 Deferred income taxes  . . . . . . . . . . . . . . . . .             470,000               714,000            470,000
                                                                  -----------           -----------        -----------
   Total current assets . . . . . . . . . . . . . . . . .          38,823,000            40,249,000         39,597,000
Prepaid pension cost  . . . . . . . . . . . . . . . . . .             719,000               606,000            735,000
Loan to officer . . . . . . . . . . . . . . . . . . . . .                ---                 25,000             19,000
Property and equipment  . . . . . . . . . . . . . . . . .          18,349,000            15,797,000         16,500,000
 Less accumulated depreciation  . . . . . . . . . . . . .          (9,671,000)           (8,580,000)        (9,079,000)
                                                                  -----------           -----------        -----------
   Net property and equipment . . . . . . . . . . . . . .           8,678,000             7,217,000          7,421,000
Deferred charges, net . . . . . . . . . . . . . . . . . .              40,000                47,000             43,000
                                                                  -----------           -----------        -----------
                                                                  $48,260,000           $48,144,000        $47,815,000
                                                                  ===========           ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Bank loans   . . . . . . . . . . . . . . . . . . . . . .         $ 6,000,000           $ 5,500,000        $ 7,750,000
 Accounts payable   . . . . . . . . . . . . . . . . . . .          16,766,000            18,214,000         15,606,000
 Accrued payroll  . . . . . . . . . . . . . . . . . . . .             535,000               497,000            417,000
 Other accrued liabilities  . . . . . . . . . . . . . . .           1,813,000             1,548,000          1,575,000
 Long-term debt due in one year   . . . . . . . . . . . .           1,189,000               876,000            968,000
                                                                  -----------           -----------        -----------
   Total current liabilities  . . . . . . . . . . . . . .          26,303,000            26,635,000         26,316,000
Long-term debt  . . . . . . . . . . . . . . . . . . . . .           4,775,000             4,253,000          3,996,000
Deferred income taxes . . . . . . . . . . . . . . . . . .           1,059,000               988,000          1,059,000
Stockholders' equity:
 Common stock, $.10 par value;
   10,000,000 shares authorized,
   2,510,040 shares issued  . . . . . . . . . . . . . . .             251,000               251,000            251,000
 Other stockholders' equity   . . . . . . . . . . . . . .          15,872,000            16,017,000         16,193,000
                                                                  -----------           -----------        -----------
   Total stockholders' equity . . . . . . . . . . . . . .          16,123,000            16,268,000         16,444,000
                                                                  -----------           -----------        -----------
                                                                  $48,260,000           $48,144,000        $47,815,000
                                                                  ===========           ===========        ===========


                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                 THREE MONTHS                        SIX MONTHS
                                                                ENDED JUNE 30,                     ENDED JUNE 30,
                                                            1996             1995             1996               1995
                                                        -----------       -----------     -----------        -----------
Net sales     . . . . . . . . . . . . . . . . . .       $35,843,000       $36,676,000     $74,523,000        $72,442,000

Cost of merchandise sold  . . . . . . . . . . . .        30,028,000        30,752,000      62,795,000         60,689,000
Warehouse and delivery
   expense    . . . . . . . . . . . . . . . . . .         2,595,000         2,019,000       4,798,000          4,001,000
                                                        -----------       -----------      ----------         ----------
Cost of sales . . . . . . . . . . . . . . . . . .        32,623,000        32,771,000      67,593,000         64,690,000
                                                        -----------       -----------     -----------        -----------
Gross profit  . . . . . . . . . . . . . . . . . .         3,220,000         3,905,000       6,930,000          7,752,000
Selling and administrative
   expense    . . . . . . . . . . . . . . . . . .         3,732,000         3,400,000       7,071,000          6,545,000
                                                        -----------       -----------      ----------        -----------
Operating income (loss) . . . . . . . . . . . . .          (512,000)          505,000        (141,000)         1,207,000
Interest expense, net . . . . . . . . . . . . . .           176,000           140,000         375,000            366,000
                                                        -----------       -----------     -----------        -----------
Income (loss) before provision
   for income tax (benefit) . . . . . . . . . . .          (688,000)          365,000        (516,000)           841,000
Income tax (benefit)  . . . . . . . . . . . . . .          (259,000)          138,000        (195,000)           316,000
                                                        -----------       -----------     -----------        -----------
Net income (loss) . . . . . . . . . . . . . . . .       $  (429,000)      $   227,000      $ (321,000)           525,000
                                                        ===========       ===========      ==========        ===========

Net income (loss) per
   common share . . . . . . . . . . . . . . . . .       $      (.20)      $       .10      $     (.15)       $       .23
                                                        ===========       ===========      ==========        ===========

Weighted average common
   shares outstanding . . . . . . . . . . . . . .         2,165,000         2,238,000       2,165,000          2,238,000
                                                        ===========       ===========      ==========        ===========



                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                                               1996              1995
                                                                                            ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $(321,000)        $525,000
   Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
           Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .         592,000          529,000
           Provision for doubtful accounts  . . . . . . . . . . . . . . . . . . . . .          60,000          168,000
           Change in assets and liabilities:
                Trade and other receivables . . . . . . . . . . . . . . . . . . . . .         906,000         (964,000)
                Merchandise inventory . . . . . . . . . . . . . . . . . . . . . . . .          (7,000)       2,941,000
                Accounts payable and accrued expenses . . . . . . . . . . . . . . . .       1,516,000          386,000
                Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,000          (39,000)
                                                                                           ----------       ----------
                Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . .       3,074,000        3,021,000
                  NET CASH PROVIDED BY
                   OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . .       2,753,000        3,546,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,849,000)        (527,000)
                                                                                           ----------        ---------
       NET CASH USED IN
           INVESTING ACTIVITIES   . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,849,000)        (527,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments of bank loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,750,000)      (3,000,000)
   Principal (payments) borrowings
    of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,000,000         (413,000)
                                                                                           ----------       ----------
       NET CASH USED IN
           FINANCING ACTIVITIES   . . . . . . . . . . . . . . . . . . . . . . . . . .        (750,000)      (3,413,000)
                                                                                           ----------       ----------
Net increase (decrease) in cash and
   cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         154,000         (394,000)

Cash and cash equivalents
   at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         197,000          781,000
                                                                                           ----------       ----------
Cash and cash equivalents
   at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 351,000        $ 387,000
                                                                                            =========        =========


                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   (INFORMATION PERTAINING TO THE SIX MONTHS
                   ENDED JUNE 30, 1996 AND 1995 IS UNAUDITED)


1.  BASIS OF PRESENTATION.

       The financial statements included herein have been prepared by Moore-Handley, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission on March 29, 1996.

       The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)


       Operations during the quarter were disrupted due to major changes and improvements being made to the warehouse. It is estimated that additional expenses and a lower than normal service level resulting from the disruption reduced net income by about $450,000. In addition, severance pay and benefits of $185,000, net of tax, to terminated employees was recorded in the quarter.

NET SALES

       Warehouse shipments for the quarter were up about 2% compared to the same quarter last year. However, the Company estimates that warehouse shipments would have been about $1,500,000 higher if a normal service level had been maintained.

       In May 1995 the Company held a Dealers' Mart which generated a substantial amount of factory direct business. In 1996 this Mart was replaced with a special promotion later in the quarter. Factory direct sales resulting from this promotion will, for the most part, be recorded in the third quarter. As a result, factory direct sales for the second quarter were down about 11% from the same quarter of 1995.

       The following table sets forth the major elements of net sales:


                                                                                  Three Months Ended June 30,
                                                                             -------------------------------------
                                                                                  1996                  1995
                                                                             ---------------      -----------------
                                                                                     (dollars in thousands)
Net Sales:
       Warehouse shipments  . . . . . . . . . . . . . . . . . . . . .        $25,596    71.4%     $25,202      68.7%
       Factory direct shipments   . . . . . . . . . . . . . . . . . .         10,247    28.6       11,474      31.3
                                                                             -------   -----      -------     -----
           Net Sales  . . . . . . . . . . . . . . . . . . . . . . . .        $35,843   100.0%     $36,676     100.0%
                                                                             =======   =====      =======     =====


                                                                                   Six Months Ended June 30,
                                                                             -------------------------------------
                                                                                   1996                 1995
                                                                             ---------------      ----------------
                                                                                     (dollars in thousands)
Net Sales:
       Warehouse shipments  . . . . . . . . . . . . . . . . . . . . .        $51,582    69.2%     $49,867     68.8%
       Factory direct shipments   . . . . . . . . . . . . . . . . . .         22,941    30.8       22,575     31.2
                                                                             -------   -----      -------    -----
           Net Sales  . . . . . . . . . . . . . . . . . . . . . . . .        $74,523   100.0%     $72,442    100.0%
                                                                             =======   =====      =======    =====

OPERATIONS

       The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                                           Three Months Ended         Six Months Ended
                                                                                June 30,                  June 30,
                                                                           ------------------         ----------------
                                                                           1996         1995         1996        1995
                                                                          -----        ------       ------      ------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .         100.0%        100.0%      100.0%       100.0%
                                                                          =====         =====       =====        =====
Gross margin  . . . . . . . . . . . . . . . . . . . . . . . . . .          16.2          16.2        15.7         16.2
Warehouse and delivery expense  . . . . . . . . . . . . . . . . .           7.2           5.5         6.4          5.5
                                                                          -----         -----       -----        -----
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . .           9.0          10.7         9.3         10.7
Selling and administrative expenses . . . . . . . . . . . . . . .          10.4           9.3         9.5          9.0
                                                                          -----         -----       -----        -----
Operating income (loss) . . . . . . . . . . . . . . . . . . . . .          (1.4)          1.4         (.2)         1.7
Interest expense, net . . . . . . . . . . . . . . . . . . . . . .            .5            .4          .5           .5
                                                                          -----         -----       -----        -----
Income (loss) before provision
   for income tax (benefit) . . . . . . . . . . . . . . . . . . .          (1.9)%         1.0%        (.7)%        1.2%
                                                                          =====         =====        ====        =====

GROSS MARGIN

       The gross margin percentage for the quarter ended June 30, 1996 was unchanged compared to the same quarter last year and for the six months decreased by .5% compared to the prior year.

       The gross margin percentage of 16.2% for the quarter was up .9% from the 15.3% reported in the first quarter. An increase in warehouse shipments as a percent of total sales accounts for .2% of the increase; the balance of the increase was due to improved pricing.

       The following table shows the gross margin trend in 1995 and the first and second quarters of 1996:

                                                                             Increase (Decrease)
                                                                              vs. Same Quarter
                    Gross Margin                                              in Previous Year
- -----------------------------------------------------                ---------------------------------
                            Amount         Percentage                        Amount         Percentage
  Quarter           (in thousands)          of Sales                 (in thousands)           Points
- -----------         --------------         ----------                --------------         ----------
1995 - 1st              $5,829                 16.3                       $   14                (.8)
       2nd               5,924                 16.2                           12               (1.3)
       3rd               5,807                 15.5                         (129)               (.7)
       4th               5,388                 16.8                         (158)               (.6)

1996 - 1st               5,913                 15.3                        $  84               (1.0)
       2nd               5,815                 16.2                         (109)                --

WAREHOUSE AND DELIVERY EXPENSES

       As a percentage of warehouse shipments, warehouse and delivery expenses for the quarter ended June 30, 1996 increased to 10.1% compared to 8.0% for the same quarter last year. This increase was due to additional costs associated with the warehouse modernization project. This project was completed, for the most part, in the middle of the third quarter. However, the anticipated improvement in productivity had not yet been realized at that point.

       The following table shows the trend in warehouse and delivery expenses in 1995 and the first and second quarters of 1996:

                                                                                      Increase (Decrease)
                   Warehouse and Delivery                                               vs. Same Quarter
                         Expenses                                                       in Previous Year
- ----------------------------------------------------------------                  ---------------------------
                                                      Percentage
                              Amount                of Warehouse                          Amount   Percentage
  Quarter                 (in thousands)                Sales                     (in thousands)     Points
- -----------               --------------            ------------                  --------------   ----------
1995 - 1st                      $1,982                  8.0                          $   62           .1
       2nd                       2,019                  8.0                              28           .0
       3rd                       2,035                  8.1                              41          (.4)
       4th                       1,831                  7.7                            (182)         (.2)

1996 - 1st                       2,203                  8.5                           $ 221           .5
       2nd                       2,595                 10.1                             576          2.1

SELLING AND ADMINISTRATIVE EXPENSES

       Selling and administrative expenses for the quarter ended June 30, 1996 were up $332,000 compared to the same quarter last year. Most of the increase was the accrual of severance pay and benefits for two terminated employees.

       The following table shows the trend in selling and administrative expenses in 1995 and the first and second quarters of 1996.

                                                                                        Increase (Decrease)
                 Selling and Administrative                                               vs. Same Quarter
                         Expenses                                                         in Previous Year
- ----------------------------------------------------------------                    ---------------------------
                                    Amount            Percentage                            Amount   Percentage
  Quarter                   (in thousands)             of Sales                     (in thousands)     Points
- -----------                 --------------            ----------                    --------------   ----------
1995 - 1st                      $3,145                  8.8                             $ (334)         (1.9)
       2nd                       3,400                  9.3                               (309)          (.8)
       3rd                       3,382                  9.0                               (226)         (1.6)
       4th                       3,167                  9.9                               (113)          (.6)

1996 - 1st                      $3,339                  8.6                             $  194           (.2)
       2nd                       3,732                 10.4                                332           1.1

LIQUIDITY AND CAPITAL RESOURCES

       Capital expenditures of $1,849,000 for warehouse modernization were made during the six months ended June 30, 1996 which were financed under a $2,000,000 five year term loan. Trade receivables at June 30, 1996 were down $1,236,000 from December 1995 due to a decrease in sales made with extended payment terms.

       At June 30, 1996 the Company had unused working capital lines of credit of $5,000,000, which it believes are adequate to finance its working capital requirements.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

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


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The annual meeting of the Registrant was held on Thursday, April 21, 1996 at 10:00 a.m. At the meeting, each of Messrs. William Riley, Pierce E. Marks, Jr., L. Ward Edwards, Michael B. Stubbs and Ronald J. Juvonen was re-elected as a director of the Registrant.

       The following table sets forth the distribution of votes cast with regard to each of the nominees:

                                                Votes Cast                  Votes
       Nominee                                 for Nominee                 Withheld
       -------                                 -----------               -----------
       William Riley                            2,622,833                   17,760
                                               -----------               -----------

       Pierce E. Marks, Jr.                     2,622,833                   17,760
                                               -----------               -----------

       L. Ward Edwards                          2,623,833                   16,760
                                               -----------               -----------

       Michael B. Stubbs                        2,623,833                   16,760
                                               -----------               -----------

       Ronald J. Juvonen                        2,623,833                   16,760
                                               -----------               -----------

       Also at the meeting, the proposal to increase the number of shares authorized for issuance under the Corporation's 1991 Incentive Compensation Plan was approved. The following table sets forth the distribution of votes cast with regard to the proposal:

                                   Number of Votes
                                   ---------------
       For                            2,586,948
                                   ---------------

       Against                           18,610
                                   ---------------

       Abstain                           35,035
                                   ---------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits -- 27  -  Financial Data Schedule (for SEC use only).

       (b) There were no reports on Form 8-K filed by the Company during the six month period ended June 30, 1996.

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       MOORE-HANDLEY, INC.
                                                   --------------------------
                                                           (Registrant)



Date:    August 13, 1996                              /S/ L. Ward Edwards
                                                   --------------------------
                                                        L. Ward Edwards
                                                   Vice President, Treasurer
                                                         and Secretary
                                                   (Principal Accounting and
                                                       Financial Officer)