Form 10-Q
period 1996-09-30
MOORE HANDLEY INC /DE/
filed 1996-11-08
CIK 788951

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

        [X]  Quarterly Report Pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1996
                                       OR

       [ ]  Transition Report Pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934

            For the transition period from           to
                                           ---------    ---------

                        COMMISSION FILE NUMBER   0-14324
                                                ---------

                              MOORE-HANDLEY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          63-0819773
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation of organization)                           Identification No.)


HIGHWAY 31 SOUTH, PELHAM, ALABAMA                                35124
---------------------------------                       ----------------------
(Address of principal executive offices)                       (Zip Code)

                                 (205) 663-8011
                              --------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                             Yes    X      No
                                  -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Common stock, $.10 par value                          2,164,543 shares
--------------------------------                -------------------------------
              Class                             Outstanding at October 10, 1996

                              MOORE-HANDLEY, INC.
                                     INDEX



Item No.                                                                Page No.
--------                                                                --------
PART I.  FINANCIAL INFORMATION

1. Financial Statements - Unaudited
       Balance Sheets -
           September 30, 1996 and 1995
           and December 31, 1995 ......................................       3

       Statements of Operations -
           Three Months and Nine Months Ended
           September 30, 1996 and 1995 ................................       4

       Statements of Cash Flows -
           Nine Months Ended September 30, 1996
           and 1995 ...................................................       5

       Note to Financial Statements ...................................       6

2.     Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations ..............................................    7-10

PART II.  OTHER INFORMATION

6.     Exhibits and Reports on Form 8-K ...............................      11

Signature .............................................................      11

                              MOORE-HANDLEY, INC.
                                 BALANCE SHEETS
               SEPTEMBER 30, 1996 AND 1995 AND DECEMBER 31, 1995
                                  (UNAUDITED)

                                                                              SEPTEMBER 30,                DECEMBER 31,
                                                                  -----------------------------------      ------------
                                                                      1996                   1995              1995
                                                                  ------------         --------------      ------------
                                                                   (unaudited)            (unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents  ...........................          $   331,000            $   126,000      $   197,000
   Trade receivables, net ...............................           23,469,000             22,719,000       21,267,000
   Other receivables  ...................................            2,383,000              2,105,000        1,798,000
   Merchandise inventory  ...............................           16,820,000             14,429,000       15,331,000
   Prepaid expenses .....................................               62,000                223,000          215,000
   Refundable income tax  ...............................              435,000                    ---          319,000
   Deferred income taxes  ...............................              470,000                714,000          470,000
                                                                   -----------            -----------      -----------
       Total current assets   ...........................           43,970,000             40,316,000       39,597,000
Prepaid pension cost  ...................................              727,000                729,000          735,000
Loan to officer .........................................                  ---                 22,000           19,000
Property and equipment  .................................           18,765,000             15,970,000       16,500,000
   Less accumulated depreciation  .......................           (9,986,000)            (8,802,000)      (9,079,000)
                                                                   -----------            -----------      -----------
       Net property and equipment   .....................            8,779,000              7,168,000        7,421,000
Deferred charges, net ...................................               38,000                 45,000           43,000
                                                                   -----------            -----------      -----------
                                                                   $53,514,000            $48,280,000      $47,815,000
                                                                   ===========            ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank loans ...........................................          $ 8,000,000            $ 4,500,000      $ 7,750,000
   Accounts payable .....................................           20,386,000             19,389,000       15,606,000
   Accrued payroll  .....................................              543,000                553,000          417,000
   Other accrued liabilities  ...........................            1,901,000              1,626,000        1,575,000
   Long-term debt due in one year .......................              831,000                892,000          968,000
                                                                   -----------            -----------      -----------
       Total current liabilities  .......................           31,661,000             26,960,000       26,316,000
Long-term debt  .........................................            5,043,000              4,024,000        3,996,000
Deferred income taxes ...................................            1,059,000                988,000        1,059,000
Stockholders' equity:
   Common stock, $.10 par value;
       10,000,000 shares authorized,
       2,510,040 shares issued  .........................              251,000                251,000          251,000
   Other stockholders' equity ...........................           15,500,000             16,057,000       16,193,000
                                                                   -----------            -----------      -----------
       Total stockholders' equity   .....................           15,751,000             16,308,000       16,444,000
                                                                   -----------            -----------      -----------
                                                                   $53,514,000            $48,280,000      $47,815,000
                                                                   ===========            ===========      ===========


                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                         THREE MONTHS                            NINE MONTHS
                                                       ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                    1996                1995                 1996            1995
                                                 -----------         -----------         ------------     ------------
Net sales .............................          $39,280,000         $37,579,000         $113,803,000     $110,021,000

Cost of merchandise sold ..............           33,325,000          31,772,000           96,120,000       92,461,000
Warehouse and delivery expense ........            2,703,000           2,035,000            7,501,000        6,036,000
                                                 -----------         -----------         ------------     ------------
Cost of sales .........................           36,028,000          33,807,000          103,621,000       98,497,000
                                                 -----------         -----------         ------------     ------------
Gross profit ..........................            3,252,000           3,772,000           10,182,000       11,524,000
Selling and administrative expense ....            3,593,000           3,382,000           10,664,000        9,927,000
                                                 -----------         -----------         ------------     ------------
Operating income (loss) ...............             (341,000)            390,000             (482,000)       1,597,000
Interest expense, net .................              246,000             155,000              621,000          521,000
                                                 -----------         -----------         ------------     ------------
Income (loss) before provision
   for income tax (benefit) ...........             (587,000)            235,000           (1,103,000)       1,076,000
Income tax (benefit) ..................             (215,000)             87,000             (410,000)         403,000
                                                 -----------         -----------         ------------     ------------
Net income (loss) .....................          $  (372,000)        $   148,000         $   (693,000)    $    673,000
                                                 ===========         ===========         ============     ============

Net income (loss) per
   common share .......................          $      (.17)        $       .07         $       (.32)    $        .30
                                                 ===========         ===========         ============     ============

Weighted average common
   shares outstanding .................            2,165,000           2,192,000            2,165,000        2,221,000
                                                 ===========         ===========         ============     ============



                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                            STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                                              1996             1995
                                                                                           ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...............................................................        $ (693,000)      $  673,000
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization   .............................................           907,000          805,000
      Provision for doubtful accounts   ...........................................           180,000          168,000
      Gain on sale of equipment   .................................................               ---          (17,000)
      Change in assets and liabilities:
        Trade and other receivables   .............................................        (2,967,000)      (2,696,000)
        Merchandise inventory   ...................................................        (1,489,000)       4,284,000
        Accounts payable and accrued expenses   ...................................         5,232,000        1,717,000
        Other assets  .............................................................            69,000         (120,000)
                                                                                           ----------       ----------
        Total adjustments   .......................................................         1,932,000        4,141,000
                                                                                           ----------       ----------
           NET CASH PROVIDED BY
             OPERATING ACTIVITIES   ...............................................         1,239,000        4,814,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  ...........................................................        (2,265,000)        (752,000)
  Proceeds from sale of equipment .................................................               ---           17,000
                                                                                           ----------       ----------
    NET CASH USED IN
      INVESTING ACTIVITIES  .......................................................        (2,265,000)        (735,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings of bank loans .........................................           250,000       (4,000,000)
  Principal (payments) borrowings
    of long-term debt .............................................................           910,000         (626,000)
  Purchase of treasury stock  .....................................................               ---         (108,000)
                                                                                           ----------       ----------
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES  .......................................................         1,160,000       (4,734,000)
                                                                                           ----------       ----------

Net increase (decrease) in cash and
  cash equivalents  ...............................................................           134,000         (655,000)

Cash and cash equivalents
  at beginning of period  .........................................................           197,000          781,000
                                                                                           ----------       ----------

Cash and cash equivalents
  at end of period  ...............................................................        $  331,000       $  126,000
                                                                                           ==========       ==========


                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   (INFORMATION PERTAINING TO THE NINE MONTHS
                ENDED SEPTEMBER 30, 1996 AND 1995 IS UNAUDITED)


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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)


       Operations during the second and third quarters were disrupted due to major changes and improvements being made to the warehouse. We estimate that additional expenses and a lower than normal service level resulting from the disruption reduced net income for the quarter and nine months by about $500,000 and $950,000, respectively.

NET SALES

       Warehouse shipments for the quarter and year to date were up about 4% compared to the same quarter last year. However, the Company estimates that warehouse shipments would have been about $1,100,000 and $2,600,000 higher for the quarter and nine months, respectively, if a normal service level had been maintained.

       The following table sets forth the major elements of net sales:

                                                                              Three Months Ended September 30,
                                                                     -------------------------------------------------
                                                                               1996                       1995
                                                                     -----------------------        ------------------
                                                                                    (dollars in thousands)
Net Sales:
       Warehouse shipments ..................................        $ 26,126           66.5%       $ 25,008      66.5%
       Factory direct shipments .............................          13,154           33.5          12,571      33.5
                                                                     --------          -----        --------     -----
           Net Sales ........................................        $ 39,280          100.0%       $ 37,579     100.0%
                                                                     ========          =====        ========     =====
                                                                               Nine Months Ended September 30,
                                                                     -------------------------------------------------
                                                                               1996                       1995
                                                                     -----------------------        ------------------
                                                                                    (dollars in thousands)
Net Sales:
       Warehouse shipments ..................................        $ 77,708           68.3%       $ 74,875      68.1%
       Factory direct shipments .............................          36,095           31.7          35,146      31.9
                                                                     --------          -----        --------     -----

           Net Sales ........................................        $113,803          100.0%       $110,021     100.0%
                                                                     ========          =====        ========     =====

OPERATIONS

       The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                 September 30,
                                                                     --------------------           -----------------
                                                                     1996           1995             1996       1995
                                                                     -----          -----            -----      -----
Net sales ...................................................        100.0 %        100.0 %          100.0 %    100.0 %
                                                                     =====          =====            =====      =====
Gross margin  ...............................................         15.2           15.4             15.5       16.0
Warehouse and delivery expense  .............................          6.9            5.4              6.6        5.5
                                                                     -----          -----            -----      -----
Gross profit  ...............................................          8.3           10.0              8.9       10.5
Selling and administrative expenses .........................          9.1            9.0              9.4        9.0
                                                                     -----          -----            -----      -----
Operating income (loss) .....................................          (.9)           1.0              (.4)       1.5
Interest expense, net .......................................           .6             .4               .5         .5
                                                                     -----          -----            -----      -----
Income (loss) before provision
   for income tax (benefit) .................................         (1.5)%           .6             (1.0)%      1.0 %
                                                                     =====          =====            =====      =====

GROSS MARGIN

       The gross margin percentage for the quarter ended September 30, 1996 decreased by .2% compared to the same quarter last year and for the nine months decreased by .5% compared to the prior year.

       The following table shows the gross margin trend in 1995 and the first three quarters of 1996:

                                                                       Increase (Decrease)
                                                                         vs. Same Quarter
                       Gross Margin                                      in Previous Year
-----------------------------------------------------           ----------------------------------
                        Amount             Percentage               Amount              Percentage
  Quarter           (in thousands)          of Sales            (in thousands)            Points
----------          --------------         ----------           --------------          ----------
1995 - 1st              $5,829                16.3                  $   14                  (.8)
       2nd               5,924                16.2                      12                 (1.3)
       3rd               5,807                15.5                    (129)                 (.7)
       4th               5,388                16.8                    (158)                 (.6)

1996 - 1st               5,913                15.3                  $   84                 (1.0)
       2nd               5,815                16.2                    (109)                  --
       3rd               5,955                15.2                     148                  (.3)

WAREHOUSE AND DELIVERY EXPENSES

       As a percentage of warehouse shipments, warehouse and delivery expenses for the quarter ended September 30, 1996 increased to 10.3% compared to 8.1% for the same quarter last year. This increase and the similar increase that occurred in the second quarter were due to increased costs associated with the warehouse modernization project. This project was completed, for the most part, in the middle of the third quarter. We anticipate that productivity will begin to improve in the fourth quarter.

       The following table shows the trend in warehouse and delivery expenses in 1995 and the first three quarters of 1996:

                                                                       Increase (Decrease)
                                                                         vs. Same Quarter
            Warehouse and Delivery Expenses                              in Previous Year
------------------------------------------------------          ----------------------------------
                                           Percentage
                        Amount            of Warehouse              Amount              Percentage
  Quarter           (in thousands)            Sales             (in thousands)            Points
----------          --------------        ------------          --------------          ----------
1995 - 1st              $1,982                 8.0                   $  62                   .1
       2nd               2,019                 8.0                      28                  (.1)
       3rd               2,035                 8.1                      41                   .2
       4th               1,831                 7.7                    (182)                 (.7)

1996 - 1st               2,203                 8.5                   $ 221                   .5
       2nd               2,595                10.1                     576                  2.1
       3rd               2,703                10.3                     668                  2.2

SELLING AND ADMINISTRATIVE EXPENSES

       Selling and administrative expenses for the quarter ended September 30, 1996 were up $211,000 or 6.2% compared to the same quarter last year. However, as a percent of sales these expenses increased by only .1% in same quarter of 1995. A large part of the increase was due to one time expense reductions which occurred in the third quarter of 1995. For the nine months these expenses were up $737,000 compared to the prior year. Almost half of the increase was due to the accrual in the second quarter of severance pay to two terminated employees.

       The following table shows the trend in selling and administrative expenses in 1995 and the first three quarters of 1996.

                                                                       Increase (Decrease)
                                                                         vs. Same Quarter
        Selling and Administrative Expenses                              in Previous Year
-----------------------------------------------------           ----------------------------------
                        Amount             Percentage               Amount              Percentage
  Quarter           (in thousands)          of Sales            (in thousands)            Points
----------          --------------         ----------           --------------          ----------
1995 - 1st              $3,145                 8.8                   $ 115                  (.1)
       2nd               3,400                 9.3                     296                   .1
       3rd               3,382                 9.0                      84                   --
       4th               3,167                 9.9                     239                   .7

1996 - 1st              $3,339                 8.6                   $ 194                  (.2)
       2nd               3,732                10.4                     332                  1.1
       3rd               3,593                 9.1                     211                   .1

LIQUIDITY AND CAPITAL RESOURCES

       Capital expenditures of $1,670,000 for warehouse modernization were made during the nine months ended September 30, 1996 which were financed under a $2,000,000 five year term loan.

       Trade receivables at September 30, 1996 were up $2,202,000 from December 1995. The increase was due to the higher level of sales in September 1996 (which include orders taken at a Dealers' Mart in August) compared to December 1995. Because of extended payment terms received from suppliers in connection with the mart, the increase in receivables is offset by an increase in trade payables.

       At September 30, 1996 the Company had unused working capital lines of credit of $3,000,000, which it believes are adequate to finance its working capital requirements.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

    Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are the following:

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


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits -- 27  Financial Data Schedule (for SEC use only).

       (b) There were no reports on Form 8-K filed by the Company during the nine month period ended September 30, 1996.





                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                        MOORE-HANDLEY, INC.
                                    ---------------------------
                                           (Registrant)



Date: November 5, 1996
                                        /S/ L. Ward Edwards
                                    ---------------------------
                                            L. Ward Edwards
                                        Vice President, Treasurer
                                             and Secretary
                                        (Principal Accounting and
                                           Financial Officer)