Form 10-K
period 1996-12-31
MOORE HANDLEY INC /DE/
filed 1997-03-28
CIK 788951

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

        [XX]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    FOR THE TRANSITION PERIOD FROM        TO
                                                  --------  --------

                         COMMISSION FILE NUMBER 0-14324

                              MOORE-HANDLEY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                      63-0819773
         ----------------------------------------  -------------------
             (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
              INCORPORATION OF ORGANIZATION)       IDENTIFICATION NO.)

         3140 PELHAM PARKWAY, PELHAM, ALABAMA           35124
         ----------------------------------------  -------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

       Registrant's telephone number,including area code: (205) 663-8011
          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.10 Par Value

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     As of March 7, 1997, 2,154,543 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $4,273,391. For this computation, the Registrant has excluded the market value of all common stock beneficially owned by officers and directors of the Registrant and their associates. Such exclusion does not constitute an admission that any such person is an "affiliate" of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the following documents are incorporated by reference into Part III of this Annual Report on Form 10-K: the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered hereby.

                              MOORE-HANDLEY, INC.

                               Table of Contents

Part I.

Item No.                                                                              Page No.

-------                                                                               -------
     1.  Business..................................................                       3

     2.  Properties................................................                       6

     3.  Legal Proceedings.........................................                    None

     4.  Submission of Matters to a Vote of Security Holders

            (none during the fourth quarter of 1996)...............                    None

Part II.

     5. Market for Registrant's Common Equity

        and Related Stockholder Matters.............................                      7

     6. Selected Financial Data.....................................                      8

     7. Management's Discussion and Analysis of

        Financial Condition and Results of Operations...............                      9

     8. Financial Statements and Supplementary Data.................                     14

     9. Changes in and Disagreements with Accountants

        on Accounting and Financial Disclosure.......................                  None

Part III.

                Part III (other than Item 401(b) of Regulation S-K, which is included in Item 1 of this Form 10-K) is incorporated by reference to the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered hereby.

Part IV.

     14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  Financial Statements.......................................                14
         (b)  Reports on Form 8-K........................................              None
         (c)  Exhibits Filed.............................................                28
         (d)  Financial Statement Schedules filed (Financial statement schedules have been omitted because they are not required, not applicable or the required information is set forth
                in the Financial Statements or Notes thereto or in the
                discussion of Liquidity and Capital Resources in Item 7
                of this Form 10-K.)......................................              None

     NOTE: Copies of the exhibits may be obtained by stockholders upon written request directed to the Secretary, Moore-Handley, Inc., P. O. Box 2607, Birmingham, Alabama 35202, and payment of processing and mailing costs.

                                     PART I

Item 1.

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

PRODUCTS

     The Company closely monitors its items in stock, maintaining a full range of products while concentrating its efforts on carrying quantities of stock designed to achieve high inventory turns. The following table indicates the percentage of net sales by class of merchandise sold by the Company in the past three years:

Class of Merchandise                                 Percentage  of Net Sales
--------------------                                 ------------------------
                                                    1996      1995      1994
                                                    ----      ----      ----
   Electrical and plumbing supplies                 23.2%     23.1%     23.5%
   Home center products (including lawn and
    garden equipment, paint and accessories,
    sporting goods and appliances)                  18.3      18.3      18.9
   Building supplies (including aluminum
    windows and doors, roofing products
    and lumber)                                     21.9      26.4      25.7
   General and shelf hardware (including power
    and hand tools, lock sets and wire products)    36.6      32.2      31.9
                                                   -----     -----     -----
                                                   100.0%    100.0%    100.0%
                                                   =====     =====     =====

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

     In the second quarter of 1994 the Company began a program of hiring sales assistants to work with certain of the more senior territory managers. At December 31, 1996 there were 68 territory managers and assistants employeed by the Company.

     At December 31, 1996, the COmpany also employed four district managers, each responsible for supervising and monitoring the activities of territory managers located in his assigned area. To supplement its primary sales force, the Company maintains a telemarketing group which solicits and accepts orders from customers between regular visits by territory managers.

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

     The Company has developed a personal computer-based system for use by its customers which includes a color digitized catalog, electronic ordering and order editing capabilities and, additional software programs to enable the dealer to increase profitablity.

     Operations. The Company's ability to fill and deliver small quantity orders for many different items enables customers to place orders on an as-needed basis, and in turn, to reduce inventory investment, storage and control costs. The Company's "fill-rate" - the percentage of items shipped within 48 hours of receipt of an order - is a measure of the efficiency of its order processing, inventory control and warehouse operations. In 1996 the Company's fill-rate, which has generally exceeded 95%, fell as a result of disruption to operations caused by changes made to the warehouse. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Deliveries are made on a regular basis primarily by the Company's fleet of approximately 46 owned and leased trucks and vans. The Company's sales personnel generally call on customers weekly, and deliveries of merchandise are normally made within two or three business days after placement of an order.

     Direct Shipment Program. As an additional service to its customers, the Company maintains a direct shipment program under which customers order and receive shipments of some products directly from suppliers but are invoiced through the Company. These programs enable the Company to distribute products that would be inconvenient or expensive to stock at its warehouse, such as commodity building materials, and allow customers to receive discounts that otherwise might not be available to them. In 1996, approximately 31% of the Company's net sales were attributable to purchases under the direct shipment program.

CUSTOMERS

     The Company currently services approximately 1,100 customers, including retail home centers, hardware stores, building materials dealers, combination stores and a limited number of mass merchandisers. No customer or affiliated group of customers accounted for more than 3% of the Company's 1996 net sales.

     The Company's current customers are located primarily in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South
Carolina, Tennessee and Virginia.

     From time to time the Company receives extended terms from its suppliers which it passes on to its customers.

PURCHASING, SUPPLIERS AND INVENTORY MANAGEMENT

     The Company distributes approximately 36,600 items purchased from approximately 1,400 manufacturers. The Company's ten largest vendors in 1996 accounted for approximately 28.6% of total Company purchases, but no single manufacturer accounted for more than 5.8% of the Company's total purchases during the year. The Company has no long-term supply or distribution agreements with its vendors. Substantially all products of the type distributed by the Company are available from a number of manufacturers.

     Because inventory constitutes a substantial portion of the Company's total assets, efficient control of inventory is an important management priority. The Company's inventory turns (determined by dividing monthly cost of stocked goods sold by average monthly inventory) were 5.1 in 1996 as compared to 5.0 in 1995.

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

EMPLOYEES

     As of December 31, 1996, the Company employed 455 persons, of whom approximately 182 are subject to a collective bargaining agreement expiring in December 1998. The

Company has not experienced any strikes or work stoppages and considers its relationship with employees to be good.


EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company as of March 1, 1997, their ages and their present positions with the Company and their principal occupations since 1991 are as follows:

      Name                      Age             Position
      ----                      ---             --------
William Riley...............    65              Chairman of the Board
Pierce E. Marks, Jr.........    68              Vice Chairman
Emery H. White..............    59              President and Chief Executive Officer
                                                        (since June 1995) (1)
L. Ward Edwards.............    60              Vice President - Finance, Treasurer
                                                        and Secretary
John L. Norris..............    53              Senior Vice President, Sales and
                                                        Marketing - (Since Sept. 1996) (2)
Andrew W. Reid .............    49              Vice President - Sales

Kenneth A. Trant ...........    62              Vice President - Operations (3)

Michael J. Gaines ..........    54              Vice President - Merchandising (4)

(1) Mr. White was employed by a subsidiary of K-Mart, Builders Square, a retailer of home improvement merchandise and building materials from 1992 to 1994. From 1985 to 1992 he was employed by Emery-Waterhouse, a wholesale distributor.

(2) Mr. Norris was employed by Agway Consumer Products, Inc., a wholesaler/retailer, from 1990 to 1995.

(3) Mr. Trant was self employed as a consultant from 1995 through August 1996; he was employed by C. D. Smith Co., a pharmaceutical distributor, from September through December of 1984. Prior to that he had been self employed as a consultant since 1990.

(4) Mr. Gaines was employed by Grossman's, a home center chain, from 1993 to 1996; he was employed by Triangle Building Centers, a home center chain, from 1992 to 1993; prior to that he was employed by Mr. Goodbuys, a home center chain, from 1990 to 1992.

    Officers are elected annually and serve at the discretion of the Board of Directors.

Item 2.

                                   PROPERTIES

     The Company's distribution facility and executive offices are located in a single 430,000 square foot facility, with a 100,000 square foot mezzanine, on a 30-acre site in Pelham, Alabama. The Company leases the Pelham facility pursuant to leases entered into in connection with the issuance of three series of industrial development bonds. The Company has guaranteed payment of the principal and interest on such bonds, and in 1996 paid an aggregate of $949,700 pursuant to such lease agreements. The Company has options to purchase the property for a nominal cost at the expiration of the leases. The Company believes that its Pelham facility is adequate for its presently foreseeable needs. The Company also leases 20,000 square foot warehouse redistribution facilities in Winston-Salem, North Carolina and in Ocala, Florida for monthly rental of approximately $4,700 and $5,300, respectively, and office space in Atlanta, Georgia and New York, New York for which lease payments are approximately $64,000 and $87,000 per annum, respectively.

                                   PART II
Item 5.

                     MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market and quoted on the NASDAQ National Market System, symbol MHCO. The following table shows the high and low sales prices by quarter in 1996 and 1995.

                        1996              1995
                    ------------      ------------
     Quarter Ended   High  Low         High  Low
                    -----  -----      -----  -----
     March 31,      3 1/2  3 1/2      5 3/4  4 3/4
     June 30,       4 1/4  3 5/8      5 5/8  4 3/4
     September 30,  3 5/8  3 5/8      3 5/8  3 1/2
     December 31,   3 7/8  3 1/4      3 5/8  3 1/2

     At March 7, 1997 there were 74 holders of record of the Company's common stock. Since a large number of these holders are nominees, the Company believes beneficial holders represent a substantially larger number.

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

Item 6.

                            SELECTED FINANCIAL DATA


                                                               Years Ended December 31,
                                       ----------------------------------------------------------------------
                                          1996           1995           1994           1993           1992
                                       -----------    -----------    -----------    ----------     ----------
                                                     (in thousands, except per share data)
Income Statement Data:
 Net sales                             $   145,785    $  142,157     $  136,236     $  129,355     $  126,003
 Cost of sales                             132,329       127,076        120,945        114,684        110,304
                                       -----------    ----------     ----------     ----------     ----------
 Gross profit                               13,456        15,081         15,291         14,671         15,699
 Selling and adminis-
    trative expenses                        14,140        13,094         12,360         12,861         13,101
                                       -----------    ----------     ----------     ----------     ----------
Operating income  (loss)                      (684)        1,987         2,931          1,810           2,598
Interest expense, net                          908           659            595            539            567
                                       -----------    ----------     ----------     ----------     ----------
Income  before (loss)
    income tax (benefit)                    (1,592)        1,328          2,336          1,271          2,031
 Income tax  (benefit)                        (520)          520            880            465            690
                                       -----------    ----------     ----------     ----------     ----------
 Net income (loss)                     $    (1,072)   $      808     $    1,456     $      806     $    1,341
                                       ===========    ==========     ==========     ==========     ==========
 Per share data:
    Net income (loss)                  $      (.50)   $      .37     $      .65     $      .36     $      .59
                                       ===========    ==========     ==========     ==========     ==========

 Weighted average
    common shares outstanding            2,159,000     2,203,000      2,249,000      2,265,000      2,275,000
                                       ===========    ==========     ==========     ==========     ==========
                                                               Years Ended December 31,
                                       ----------------------------------------------------------------------
                                          1996           1995           1994           1993           1992
                                       -----------    -----------    -----------    ----------     ----------
                                                     (in thousands, except per share data)
Balance Sheet Data:
 Current assets                        $    43,876    $   39,597     $   42,747     $   35,921     $   36,148
 Property and
    equipment - net                          8,771         7,421          7,216          7,420          7,283
 Other assets                                  825           797            785            776            807
                                       -----------    ----------     ----------     ----------     ----------

 Total assets                          $    53,472    $   47,815     $   50,748     $   44,117     $   44,238
                                       ===========    ==========     ==========     ==========     ==========

 Current liabilities                   $    31,860    $   26,316     $   29,318     $   23,531     $   24,128
 Long-term debt                              5,111         3,996          4,699          5,198          5,516
 Deferred income taxes                       1,129         1,059            988            968            880
 Stockholders' equity                       15,372        16,444         15,743         14,420         13,714
                                       -----------    ----------     ----------     ----------     ----------

 Total liabilities
    and stockholders'
     equity                            $    53,472    $   47,815     $   50,748     $   44,117     $   44,238
                                       ===========    ==========     ==========     ==========     ==========

QUARTERLY FINANCIAL DATA - UNAUDITED


                           Quarterly Financial Data - Unaudited
                                    (in thousands)

                  1st Quarter           2nd Quarter           3rd Quarter          4th Quarter
               -----------------   -------------------   -------------------   ----------- -------
                 1996      1995      1996       1995       1996        1995      1996     1995
               -------   -------   --------    -------   --------    -------   --------    -------
Net Sales      $38,680   $35,766   $ 35,843    $36,676   $ 39,280    $37,579   $ 31,982    $32,136
Gross Profit     3,710     3,847      3,220      3,905      3,252      3,772      3,274      3,557
Net Income
 (Loss)        $   108   $   298   $   (429)   $   277   $   (372)   $   148   $   (379)   $   135
               =======   =======   ========    =======   ========    =======   ========    =======
Net Income
 (Loss)
 Per Share     $   .05   $   .13   $   (.20)   $   .10   $   (.17)   $   .07   $   (.18)   $   .06
               =======   =======   ========    =======   ========    =======   ========    =======

Item 7.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the year the Company made major changes and improvements to its warehouse. Operations were disrupted while these changes were made resulting in higher expenses and a lower than normal service level, which the Company estimates have reduced net income for the year by about $1,500,000. By the end of the year service level was back to a normal level of 95% and warehouse expenses had begun to decrease. There may have been additional costs which cannot be quantified.

Net Sales

     Net sales increased by $3,628,000, or 2.6%, in 1996 compared to 1995. However, the Company estimates sales would have been $3,818,000 higher if a normal service level had been maintained throughout the year.

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

     The following table sets forth the major elements of net sales in the past three years.

                                         Years Ended December 31,
                           ----------------------------------------------------
                                 1996             1995              1994
                           ----------------  ----------------  ----------------
                                          (dollars in thousands)
Net Sales:
 Warehouse shipments       $100,582   69.0%  $ 98,558   69.3%  $ 98,154   72.0%
 Factory direct shipments    45,203   31.0     43,599   30.7     38,082   28.0
                           --------  -----   --------  -----   --------  -----
Net Sales                  $145,785  100.0%  $142,157  100.0%  $136,236  100.0%
                           ========  =====   ========  =====   ========  =====

Operations

     The following table sets forth certain financial data as a percentage of net sales for the past three years:

                                              Years Ended December 31,
                                            ----------------------------
                                              1996      1995       1994
                                            --------  --------  --------
        Net sales                           100.0%    100.0%    100.0%
                                            =====     =====     =====

        Gross margin                         16.0%     16.1%     17.0%
        Warehouse and delivery expense        6.8       5.5       5.8
                                            -----     -----     -----
        Gross profit                          9.2      10.6      11.2
        Selling and administrative expense    9.7       9.2       9.1
                                            -----     -----     -----
        Operating income (loss)               (.5)      1.4       2.1
        Interest expense, net                  .6        .5        .4
                                            -----     -----     -----
        Income (loss) before
          income tax (benefit)               (1.1)%      .9%      1.7%
                                            =====     =====     =====

Gross Margin

     Gross margin percentage has decreased due to the elimination of a number of smaller accounts which did not qualify for more competitive prices available to the Company's larger customers and the introduction of a more competitively priced dealer buying plan. Gross margin increased $416,000, or 1.8%, to $23,364,000 compared with 1995 although the gross margin percentage decreased slightly from 16.1% in 1995 to 16.0% in 1996. The following table sets forth gross margin and gross margin percentages and year-to-year changes by quarter for the last three years.


                                                  Increase (Decrease)
                                                    vs. Same Quarter
                           Gross Margin             in Previous Year
                     -----------------------        ----------------
                        Amount      Percentage      Amount      Percentage
        Quarter     (in thousands)   of Sales   (in thousands)    Points
                    --------------  ----------  --------------  ----------
     1994 -   1st           $5,815       17.1%            $340         .1%
              2nd            5,912       17.5               60        (.2)
              3rd            5,936       16.2              134        (.4)
              4th            5,546       17.4              389        (.2)

     1995 -   1st            5,829       16.3               14        (.8)
              2nd            5,924       16.2               12       (1.3)
              3rd            5,807       15.5             (129)       (.7)
              4th            5,388       16.8             (158)       (.6)

     1996 -   1st            5,913       15.3               84       (1.0)
              2nd            5,815       16.2             (109)        --
              3rd            5,955       15.2              148        (.3)
              4th            5,681       17.8              293        1.0

Warehouse and Delivery Expenses

     Warehouse and delivery expenses increased by $2,041,000, or 25.9%, compared to 1995. As noted above, warehouse operations were disrupted while major changes and improvements to its warehouse were being made resulting in higher warehouse expenses. By the end of the year warehouse expenses had begun to reduce.

     The following table shows the trend of warehouse and delivery expense by quarter for the last three years.

                                                                                                Increase (Decrease)
                                                  Warehouse & Delivery                          vs. Same Quarter
                                                  --------------------                          in Previous Year
                                                                                                ----------------
                                                                     Percentage
                                               Amount               of Warehouse              Amount                Percentage
         Quarter                           (in thousands)             Shipments           (in thousands)              Points
                                           --------------             ---------           --------------            ----------
1994 -      1st                                $ 1,920                     7.9                  104                    .1
            2nd                                  1,991                     8.1                   66                    .0
            3rd                                  1,994                     7.9                   35                   (.4)
            4th                                  2,013                     8.4                   98                   (.2)

1995 -      1st                                  1,982                     8.0                   62                    .1
            2nd                                  2,019                     8.0                   28                   (.1)
            3rd                                  2,035                     8.1                   41                    .2
            4th                                  1,831                     7.7                 (182)                  (.7)

1996 -      1st                                  2,203                     8.5                  221                    .5
            2nd                                  2,595                    10.1                  576                   2.1
            3rd                                  2,703                    10.3                  668                   2.2
            4th                                  2,407                    10.5                  576                   2.8



Selling and Administrative Expenses

     In 1996 selling and administrative expenses increased by $1,046,000, or 8%, compared to 1995. The increase was due in part to severance pay to terminated employees and moving expenses of new employees. See "Management Changes". In 1995 selling and administrative expenses increased by $734,000, or 5.9%, over 1994, largely due to upgrading the Corporation's computer system and changing the compensation package for salesmen.

     The following table shows the quarterly trend of selling and administrative expenses in the last three years.

                                                  Selling & Administrative                          Increase (Decrease)
                                                  ------------------------                           vs. Same Quarter
                                                          Expense                                    in Previous Year
                                           ------------------------------------           -----------------------------------
                                               Amount                Percentage               Amount               Percentage
         Quarter                           (in thousands)             of Sales            (in thousands)              Points
                                           --------------             --------            --------------              ------
1994 -      1st                                $ 3,030                      8.9                (268)                  (1.3)
            2nd                                  3,104                      9.2                 (85)                   (.5)
            3rd                                  3,298                      9.0                  38                    (.4)
            4th                                  2,928                      9.2                (186)                  (1.4)

1995 -      1st                                  3,145                      8.8                 115                    (.1)
            2nd                                  3,400                      9.3                 296                     .1
            3rd                                  3,382                      9.0                  84                     .0
            4th                                  3,167                      9.9                 239                     .7

1996 -      1st                                  3,339                      8.6                 194                    (.2)
            2nd                                  3,732                     10.4                 332                    1.1
            3rd                                  3,593                      9.1                 211                     .1
            4th                                  3,476                     10.9                 309                    1.0

Interest Expense

     Interest expense increased by $249,000, or 37.8% over 1995 due to increased borrowings to finance the warehouse improvements and higher average inventories.

Liquidity and Capital Resources

     The Company's working capital requirements are met with funds provided by operations and bank lines of credit providing for maximum borrowings of up to $12,000,000. Actual borrowings under these lines of credit and the average interest rate were as follows during the past three years:

                                                     Weighted
                                                     Average     Year-end
             Average       Year-end      Maximum     Interest    Interest
            Borrowings(1)  Borrowings   Borrowings    Rate  (2)    Rate
            -------------  -----------  -----------  ----------  --------
      1994  $3,878,000     $ 8,500,000   $8,500,000    7.13%       8.50%
      1995   3,301,000       7,750,000    8,500,000    8.92        8.50
      1996   6,198,000      10,450,000   10,450,000    8.38        8.25

     (1) The average amount outstanding during the period was computed by dividing the daily outstanding principal balances by the number of days of the year.

     (2) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average borrowings.

     Trade receivables were up $728,000 and $918,000 at December 31, 1996 and 1995, respectively, compared to the prior year because of increased sales with extended payment terms in the fourth quarters.

     The following are the number of inventory items carried and average inventory turns for the last three years.

                                   Number of     Average
                                    Items       Inventory
                                   Carried       Turns
                                 ---------      ---------
     1994                          38,000        5.0
     1995                          36,600        5.0
     1996                          36,600        5.1

     At December 31, 1996 inventories were up $2,362,000 compared to the prior year. In order to improve the "fill rate" (the percentage of items shipped within 48 hours of the receipt of an order) on customer orders, which was down due to warehouse disruption, inventories were increased in the later part of 1996. Accounts payable at December 31, 1996 were up $2,528,000 from December 31, 1995 as a result of the increase in inventories.

     Capital expenditures in 1996 were $2,519,000 including the $2,000,000 warehouse modernization and computerization program which is being financed with a 7-year term loan. Depreciation and amortization for 1996 was $1,176,000.

Management Changes

     In May 1995 Mr. Emery H. White was elected President and Chief Executive Officer of the Company. Mr. White previously served as Senior Vice President of Builders Square, a 185 unit home center chain, and before that was President of Emery-Waterhouse Co., a Maine based distributor of hardware and home center products.

     During 1996 and early 1997 the following executives were hired for key positions in operations, sales and merchandising:

     Mr. Kenneth A. Trant was hired as Vice President of Operations. Mr. Trant has had many years experience with various major companies in the distribution industry.

     Mr. John L. Norris was hired as Senior Vice President, Sales and Marketing. He was previously President of the consumer products group of Agway, Inc.

     Mr. Michael J. Gaines was hired as Vice President of Merchandising. He was formerly Vice President-General Merchandise Manager for Grossman's, a home center chain.


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

Item 8.

                  Financial Statements and Supplementary Data

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Moore-Handley, Inc.

     We have audited the accompanying balance sheets of Moore-Handley, Inc. as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moore-Handley, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                    Ernst & Young LLP

Birmingham, Alabama
February 14, 1997

                              MOORE-HANDLEY, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

ASSETS                                                                         1996              1995
                                                                               ----              ----
Current assets:
   Cash and cash equivalents .........................                     $    596,000       $    197,000
   Trade receivables, net of allowance for doubtful
        accounts of $1,100,000 in 1996 and 1995.......                       21,995,000         21,267,000
   Other receivables .................................                        1,969,000          1,798,000
   Merchandise inventory .............................                       17,693,000         15,331,000
   Prepaid expenses ..................................                          243,000            215,000
   Refundable income taxes ...........................                          870,000            319,000
   Deferred income taxes .............................                          510,000            470,000
                                                                           ------------       ------------
            Total current assets .....................                       43,876,000         39,597,000

Prepaid pension cost .................................                          789,000            735,000
Loan to officer, less amount due within one year .....                               --             19,000
Property and equipment:
   Land ..............................................                          718,000            718,000
   Buildings .........................................                        8,797,000          7,163,000
   Equipment .........................................                        9,504,000          8,619,000
   Less accumulated depreciation .....................                      (10,248,000)        (9,079,000)
                                                                           ------------       ------------
   Net property and equipment ........................                        8,771,000          7,421,000
Deferred charges, net of accumulated amortization
   of $71,000 and $64,000 in 1996 and 1995,
   respectively ......................................                           36,000             43,000
                                                                           ------------       ------------
Total Assets .........................................                     $ 53,472,000       $ 47,815,000
                                                                           ============       ============



                            See accompanying notes.

                              MOORE-HANDLEY, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

  LIABILITIES AND STOCKHOLDERS' EQUITY                                          1996                1995
                                                                                ----                ----
  Current liabilities:
 Bank loans .............................................................. $ 10,450,000       $  7,750,000
 Accounts payable ........................................................   18,134,000         15,606,000
 Accrued payroll .........................................................      453,000            417,000
 Other accrued liabilities ...............................................    1,690,000          1,575,000
 Long-term debt due within one year ......................................    1,133,000            968,000
                                                                           ------------       ------------
       Total current liabilities .........................................   31,860,000         26,316,000
Long-term debt, less amount due within one year ..........................    5,111,000          3,996,000
Deferred income taxes ....................................................    1,129,000          1,059,000
Stockholders equity:

 Common stock, $.10 par value: 10,000,000 shares
    authorized, 2,510,040 shares issued ..................................      251,000            251,000
 Capital in excess of par value ..........................................   12,883,000         12,883,000

 Retained earnings .......................................................    4,081,000          5,153,000
 Less:
    Treasury stock at cost, 355,497 and 345,497
       shares in 1996 and 1995, respectively .............................   (1,843,000)        (1,800,000)

    Loans to officers ....................................................           --            (43,000)
                                                                           ------------       ------------
           Total stockholders' equity ....................................   15,372,000         16,444,000
                                                                           ------------       ------------
    Total Liabilities and Stockholders' Equity ........................... $ 53,472,000       $ 47,815,000
                                                                           ============       ============



                            See accompanying notes.

                              MOORE-HANDLEY, INC.

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                          1996            1995           1994
                                     -------------    ------------   ------------
Net sales .......................... $ 145,785,000    $142,157,000   $136,236,000
Cost of merchandise sold ...........   122,421,000     119,209,000    113,027,000
Warehouse and delivery expense .....     9,908,000       7,867,000      7,918,000
                                     -------------    ------------   ------------
Cost of sales ......................   132,329,000     127,076,000    120,945,000
                                     -------------    ------------   ------------
Gross profit .......................    13,456,000      15,081,000     15,291,000
Selling and administrative expense      14,140,000      13,094,000     12,360,000
                                     -------------    ------------   ------------
Operating income (loss) ............      (684,000)      1,987,000      2,931,000
Interest expense, net ..............       908,000         659,000        595,000
                                     -------------    ------------   ------------
Income (loss) before provision for
 income tax (benefit) ..............    (1,592,000)      1,328,000      2,336,000
Income tax (benefit) ...............      (520,000)        520,000        880,000
                                     -------------    ------------   ------------
Net income (loss) .................. $  (1,072,000)   $    808,000   $  1,456,000
                                     =============    ============   ============
Per share data:
 Net income (loss)
   per common share ................ $        (.50)   $        .37   $        .65
                                     =============    ============   ============
 Weighted average common shares
   outstanding .....................     2,159,000       2,203,000      2,249,000
                                     =============    ============   ============

                            See accompanying notes.

                              MOORE-HANDLEY, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                   Common Stock
                                                                           -------------------------------
                                                                               Shares             Amount
                                                                           ------------       ------------
Balance at December 31, 1993 .........................                        2,510,040       $    251,000
Purchase of shares for treasury ......................                             --                 --
Net income ...........................................                             --                 --
                                                                           ------------       ------------
Balance at December 31, 1994 .........................                        2,510,040            251,000
Purchase of shares for treasury ......................                             --                 --
Net income ...........................................                             --                 --
                                                                           ------------       ------------
Balance at December 31, 1995 .........................                        2,510,040            251,000
Purchase of shares for treasury ......................                             --                 --
Net loss .............................................                             --                 --
                                                                           ------------       ------------
Balance at December 31, 1996 .........................                        2,510,040       $    251,000
                                                                           ============       ============

                            See accompanying notes.


                                  Treasury Stock
    Capital in                ---------------------                Total
    Excess of     Retained                           Loans to   Stockholders'
    Par Value     Earnings    Shares      Amount     Officers      Equity
   -----------  ------------  -------  ------------  ---------  -------------
   $12,883,000  $ 2,889,000   272,597  $(1,454,000)  $(149,000)  $14,420,000

           ---          ---    27,900     (133,000)        ---      (133,000)
           ---    1,456,000       ---          ---         ---     1,456,000
   -----------  -----------   -------  -----------   ---------   -----------
   $12,883,000    4,345,000   300,497   (1,587,000)   (149,000)   15,743,000
           ---          ---    45,000     (213,000)    106,000      (107,000)
           ---      808,000       ---          ---         ---       808,000
   -----------  -----------   -------  -----------   ---------   -----------
   $12,883,000    5,153,000   345,497   (1,800,000)    (43,000)   16,444,000
           ---          ---    10,000      (43,000)     43,000           ---
           ---   (1,072,000)      ---          ---         ---    (1,072,000)
   -----------  -----------   -------  -----------   ---------   -----------
   $12,883,000    4,081,000   355,497  $(1,843,000)  $     ---   $15,372,000
   ===========  ===========   =======  ===========   =========   ===========

                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                            STATEMENTS OF CASH FLOW

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                                                 1996           1995              1994
                                                                 ----           ----              ----
Cash flows from operating activities:
  Net (loss) income                                          $(1,072,000)    $  808,000      $ 1,456,000
  Adjustments to reconcile net (loss) income
    to net cash (used in) provided by
       operating activities:
         Depreciation and amortization                         1,176,000      1,084,000          972,000
         Provision for doubtful accounts                         500,000        422,000          369,000
         Gain on sale of equipment                               (10,000)       (17,000)         (92,000)
         Deferred income taxes                                    30,000        315,000          (62,000)
         Change in assets and liabilities:
           Trade and other receivables                        (1,356,000)    (1,191,000)      (3,001,000)
           Merchandise inventory                              (2,362,000)     3,382,000       (3,971,000)
           Prepaid expenses                                      (28,000)        28,000           53,000
           Prepaid pension cost                                  (54,000)       (31,000)         (29,000)
           Loan to officer                                        19,000         12,000           12,000
           Accounts payable and
            accrued expenses                                   2,679,000     (2,253,000)       4,481,000
           (Refundable) accrued
             income taxes                                       (551,000)      (443,000)          62,000
                                                            ------------    ------------    ------------
           Total adjustments                                      43,000      1,308,000       (1,206,000)
                                                            ------------    ------------    ------------
           Net cash (used in) provided by
             operating activities                             (1,029,000)     2,116,000          250,000
Cash flows from investing activities:
 Capital expenditures                                         (2,519,000)    (1,299,000)        (762,000)
 Proceeds from sale of equipment                                  10,000         34,000           94,000
                                                            ------------    -----------    ------------
    Net cash used in investing activities                     (2,509,000)    (1,265,000)        (668,000)
Cash flows from financing activities:
 Net borrowings under bank loans                               2,700,000       (750,000)       1,050,000
 Principal payments
  under long-term debt                                          (978,000)      (682,000)        (754,000)
 Additional long-term borrowings                               2,258,000        104,000          449,000
 Purchase of treasury stock                                      (43,000)      (107,000)        (133,000)
                                                             -----------    -----------     ------------
    Net cash provided by (used in)
       financing activities                                    3,937,000     (1,435,000)         612,000
                                                             -----------     ----------     ------------
    Net increase (decrease) in cash
       and cash equivalents                                      399,000       (584,000)         194,000
Cash and cash equivalents at beginning
 of year                                                         197,000        781,000          587,000
                                                             -----------     ----------     ------------
Cash and cash equivalents at end of year                    $    596,000    $   197,000    $     781,000
                                                             ===========    ===========     ============


               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                 1996           1995           1994
                                                               --------       --------        -------
Cash paid during the year for:
  Interest                                                   $    867,000   $    742,000    $    662,000
  Income taxes                                                     29,000        647,000         818,000


           SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

                                                                1996           1995            1994
                                                                ----           ----            ----
Purchase of treasury stock in exchange
  for loan to officer                                        $     43,000   $    106,000    $        --



                            See accompanying notes.

                              MOORE-HANDLEY, INC.

                         NOTES TO FINANCIAL STATEMENTS



1.  SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents

     The Company considers all highly liquid securities with maturities at the time of purchase of three months or less to be cash equivalents.

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

     Property and Equipment

     Property and equipment is stated at cost and depreciation is computed using the straight line method over estimated useful lives as follows:

     Buildings...............   25-31.5 years
     Equipment...............    3-  10 years

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

2.  LOANS TO OFFICERS

     In 1989 two officers of the Company, Mr. Sawyer and Mr. West, purchased an aggregate of 35,000 shares of treasury stock, at market value, for notes of $149,000 collateralized by the shares and bearing interest at 10%. Mr. Sawyer's note for $106,000 was repaid in 1995 and Mr. West's note for $43,000 was repaid in January 1996. The outstanding balance of the notes had been reflected as a reduction of stockholders' equity in the accompanying balance sheet.

     In 1990 the Company also loaned Mr. Sawyer $60,000 in connection with the purchase of a home. This note was repaid in 1995. The Company also loaned Mr. West $50,000 in 1990 and $72,000 in 1992. The balance was $31,000 at December 31, 1995 and was repaid in 1996.

     In 1996 the Company loaned Mr. Norris $100,000 in connection with the purchase of a home and is due upon the sale of his former residence. This note bears interest at 1% above the prime lending rate.

     The Company also has a demand note of $5,000 outstanding to Mr. Reid which bears interest at the prime rate.

3.  BANK LOANS

     The Company has lines of credit, renewable annually, with three banks which allow unsecured borrowings in the aggregate of up to $12,000,000 at the banks' prime interest rates. The Company is charged a commitment fee of 3/8 of 1% on the unused portion of one of the lines of credit.

     As of December 31, 1996, the Company was in violation of a covenant contained in one of its line of credit agreements that required the Company to maintain a certain ratio of income before income taxes and interest expense to interest expense. The lender has waived this debt covenant violation as of December 31, 1996 and has amended the covenant requirements for 1997.

4.  LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1995 includes industrial development bonds with interest payable at rates from 85% to 93% of prime and obligations under capital leases financing transportation equipment. The Company is a party to lease agreements with an industrial development board which are being accounted for as asset purchases. Under the agreements, industrial development bonds were issued and the proceeds used to purchase land of $534,000 and building and equipment of $8,881,000. The Company has an unconditional obligation to pay the principal and interest on the bonds.

     The Company has financed the purchase of certain transportation and computer equipment with leases. The leases, which include interest, are being accounted for as capital leases. Annual installments of principal on all capital leases decrease from approximately $206,000 in 1997 to $19,000 in 2000.

     Maturities of long-term debt during the next five years are as follows:

        1997                       $1,133,000
        1998                        1,153,000
        1999                        1,136,000
        2000                        1,132,000
        2001                        1,095,000
        Thereafter                    595,000
                                   ----------
                                   $6,244,000
                                   ==========

     Interest expense on long-term debt and bank loans for the years ended December 31, 1996, 1995 and 1994 was $975,000, $739,000, and $677,000
respectively.

5.  COMMITMENTS

     Total future rental payments under non-cancelable equipment operating leases which expire in 1998 are $120,000. Annual rentals for the remainder of the lease terms are as follows:


      1997               90,000
      1998               30,000


     Rental expense was $394,000, $442,000, and $408,000 in 1996, 1995 and
1994, respectively.

6.  INCOME TAX

     The (benefit) provision for income tax consists of the following:

               1996        1995      1994
            ---------   --------  --------
Current:
   Federal  $(542,000)  $199,000  $839,000
   State       (8,000)     6,000   103,000
Deferred       30,000    315,000   (62,000)
            ---------   --------  --------
            $(520,000)  $520,000  $880,000
            =========   ========  ========

     Deferred income tax expense (benefit) is related to the following items:

                                                                  1996       1995       1994
                                                              --------   --------   --------
Depreciation                                                  $ 35,000   $ 54,000   $ 36,000
Provision for pension expenses                                  35,000     17,000    (16,000)
Accrued health insurance and
  vacation costs                                                15,000     (1,000)   (26,000)
Allowance for doubtful accounts                                    ---        ---    (36,000)
Inventory costs capitalized for tax purposes(28,000)           (28,000)   222,000     (5,000)
Provision for writedown of excess inventory                    (27,000)    23,000    (15,000)
                                                              --------   --------   --------
                                                              $ 30,000   $315,000   $(62,000)
                                                              ========   ========   ========

     The deferred income tax liabilities (assets) are reflected in the balance sheet as follows:

Current assets                                     1996       1995
                                               ---------   ----------
 Accrued health insurance and vacation costs   $ (93,000)  $ (108,000)
 Allowance for doubtful accounts                (409,000)    (409,000)
 Inventory costs capitalized for
   tax purposes                                   60,000       88,000
 Provision for write down of excess inventory    (68,000)     (41,000)
                                               ---------   ----------
                                                (510,000)    (470,000)
Non-current liabilities
 Depreciation                                    818,000      783,000
 Provision for pension expenses                  311,000      276,000
                                               ---------   ----------
                                               1,129,000    1,059,000
                                               ---------   ----------

Net liability                                  $ 619,000   $  589,000
                                               =========   ==========

     The (benefit) provision for income taxes differs from the statutory federal income tax rate as a result of the following:

                                                  Percent of Pre-tax Income
                                                  1996        1995       1994
                                               -------    --------   --------
 Statutory U. S. income tax rate                   (34)%        34%        34%
 Increase in rates resulting from:
  State income taxes - net of federal benefit        -           2          3
  Non-deductible and other items                     1           3          1
                                               -------    --------   --------
 Effective income tax rate                         (33)%        39%        38%
                                               =======    ========   ========

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

     The Company's net periodic pension cost for the last three years included the following components:

                                             1996        1995        1994
                                        ---------   ---------   ---------
       Service cost -- benefits earned
          during the period             $ 273,000   $ 256,000   $ 215,000
       Interest cost on projected
         benefit obligation               356,000     319,000     289,000
       Actual return on assets           (260,000)   (602,000)     88,000
       Net amortization and deferral      (30,000)    374,000    (305,000)
                                        ---------   ---------   ---------
       Net periodic pension cost        $ 339,000   $ 347,000   $ 287,000
                                        =========   =========   =========

     The following table sets forth the assets and liabilities of the plans and the amount of the net prepaid pension cost recognized in the Company's balance sheets as of December 31, 1996 and 1995.

                                                                               1996               1995
                                                                           ------------       -------------
     Actuarial present value of benefit obligations:
      Vested benefit obligations                                           $  4,626,000       $  4,111,000
      Nonvested benefit obligations                                              38,000             94,000
                                                                           ------------       ------------
      Accumulated benefit obligations                                         4,664,000          4,205,000
      Effect of projected future salary increases                             1,064,000            941,000
                                                                           ------------       ------------
      Projected benefit obligations                                           5,728,000          5,146,000
     Plan assets at fair value (a)                                            5,775,000          5,251,000
                                                                           ------------       ------------
     Plan assets in excess of (less than)
     projected benefit obligations                                               47,000            105,000
     Unrecognized obligations at transition                                     444,000            531,000
     Unrecognized net loss/(gain)                                               186,000            (27,000)
     Unrecognized prior service cost                                            112,000            126,000
                                                                           ------------       ------------
     Net prepaid pension cost recognized
      in the balance sheet                                                 $    789,000       $    735,000
                                                                           ============       ============

     (a) Plan assets consist of debt securities and comingled funds.

     The assumed rates used to measure the projected benefit obligations and the expected earnings on plan assets at December 31 for the last three years were:

                  Weighted average discount rate           7%
                  Long-term rate of return on assets       7%
                  Increase in future compensation levels   4%

     The Company has 401(k) savings plans covering substantially all employees. Contributions by the Company are discretionary and no contributions were made in 1996, 1995 or 1994.

8.  INCENTIVE COMPENSATION PLAN

     On May 23, 1991 the stockholders approved the 1991 Incentive Compensation Plan pursuant to which a maximum aggregate of 350,000 shares of common stock may be issued to employees and directors until April 12, 2001.

     The Company has elected to follow Acounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretation in accounting for its employee stock options. Under APB 25, because the exercise price for the Company's employees stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by Financial Accounting Standards Board (FASB) Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995; respectively: risk-free interest rate of 7% and 7%; dividend yield of 0% and 0%; volatility factor of the expected market price of the Company's common stock of .34 and .34; and a weighted-average expected life of the option of 5.3 and 6.8 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                 1996        1995
                                 ----        ----
Pro forma net income (loss)  $(1,161,000)  $771,000
                             ===========   ========
Pro forma net income (loss)
  per share                  $      (.54)  $    .35
                             ===========   ========


     The effects of FASB Statement 123 on pro forma net income or loss in 1996 and 1995 is not likely to be representative of the effects on pro forma net income or loss in futures years.

     As of December 31, 1996 the following options have been granted under this plan:

     A. Options to officers for 80,000 shares at $3.75 per share (market value at date of grant) exercisable through April 2001 in four equal annual installments beginning April 12, 1992. Options for 40,000 shares were forfeited in 1996, 30,000 shares have been exercised, and 10,000 were outstanding as of December 31, 1996.

     B. Options to Independent Directors for 12,000 shares at $5.00 per share, 4,000 shares at $4.75 per share, 4,000 shares at $4.875 per share and 4,000 at

$3.50 per share (market value at date of grant) exercisable through May 2005.

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

     D. Options to Officer for 100,000 shares at $5.50 per share (market value at date of grant) exercisable through June, 2005, in five installments of 18,181 shares and one installment of 9,095 beginning in June 1996.

     E. Options to Officers and employees for 150,000 shares were granted in 1996 at $3.375 to $3.625 per share (market value at date of grant) exercisable through 2006 in five equal installments beginning in 1997. These options, which have a weighted average exercise price of approximately $3.48, are subject to shareholder approval of an increase in the maximum shares which may be issued under the Plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Moore-Handley, Inc.



                                   By: /s/ L. Ward Edwards
                                       -------------------------
                                           L. Ward Edwards
                                       Vice President, Treasurer
                                                  and
                                        Secretary and Director
                                      (Principal Accounting and
                                          Financial Officer)

March 25, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                 Capacity                  Date
       /s/  William Riley       Chairman of the Board        March 21, 1997
       -----------------------  and Director
            William Riley

       /s/ Pierce E. Marks Jr.  Vice Chairman and Director   March 20, 1997
       -----------------------
           Pierce E. Marks Jr.

       /s/ Emery H. White       President and Chief          March 20, 1997
       -----------------------  Executive Officer
           Emery H. White

       /s/ L. Ward Edwards      Vice President, Treasurer    March 24, 1997
       -----------------------  and Secretary and Director
           L. Ward Edwards      (Principal Accounting and
                                   Financial Officer)

       /s/ Micheal B. Stubbs          Director               March 20, 1997
       ---------------------
           Michael B. Stubbs

       /s/ Ronald J. Juvonen          Director               March 25, 1997
       ---------------------
           Ronald J. Juvonen

                             MOORE-HANDLEY, INC.
                              INDEX OF EXHIBITS

EXHIBIT                            DESCRIPTION
-------                            -----------
NO.
---

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

(b)-1 Article VII of By-laws of the Company, as amended May 7, 1987 filed as Exhibit 3(b)-1 to the Company's Annual Report on Form
             10-K for the year ended December 31, 1987 and incorporated herein by reference.

4(a) Lease Agreement, dated as of December 1, 1981, as amended, between the Company and the Industrial Development Board of the Town of Pelham (the "Board"), filed as Exhibit 10(a) to the Company's
             Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference.

(b)          Guarantee Agreement,  dated as of December 1, 1981, between the
             Company and the First Alabama Bank of Birmingham, as Trustee
             ("Trustee'),  filed as Exhibit 10(b) to the Company's Registration
             Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference.

(c) Mortgage and Trust Indenture, dated as of December 1, 1981, between the Trustee and the Board, filed as Exhibit 10(c) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference.

(d) Lease Agreement dated as of December 1, 1982, between the Company and the Board, filed as Exhibit 10(d) to the Company's
             Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference.

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

EXHIBIT                              DESCRIPTION
-------                              -----------
NO.
---
(i)          Master Lease Agreement, dated as of September 30, 1993, between the Company and The CIT Group/Equipment Financing, related to the lease of 10 Navistar Tractors for the term of 36 months 1987 and incorporated herein by reference.

10(n)        The Moore-Handley, Incorporated Salaried Pension Plan, effective
             January 1, 1985, as amended, filed as Exhibit 10(n) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference.

(n)-1        Amendment No. 4 to The Moore-Handley Incorporated Salaried Pension
             Plan, dated February 10, 1992 but effective January 1, 1987, filed as Exhibit 10(n)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

(n)-2        Amendment No. 5 to The Moore-Handley Incorporated Salaried Pension
             Plan, dated February 10, 1992 but effective January 1, 1988, filed as Exhibit 10(n)-2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

(n)-3 Amended and Restated Moore-Handley, Inc. Salaried Pension Plan, , dated February 10, 1992 but effective January 1, 1989, filed as
             Exhibit 10(n)-3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

(n)-4        Amendment No. 6 to The Moore-Handley Incorporated Salaried Pension
             Plan, dated February 10, 1992, filed as Exhibit 10(n)-4 to the
             Company's Annual Report on Form 10-K for the year ended December
             31, 1991 and incorporated herein by reference.

(n)-5        Amendment No. 2 to The Moore-Handley Incorporated Salaried Pension
             Plan, dated December 29, 1994, filed as Exhibit 10(n)-5 to the
             Company's Annual Report on Form 10-K for the year ended December
             31, 1994 and incorporated herein by reference.

(o) Employees' Retirement Plan B of Moore-Handley, Inc. (Non-Exempt and Hourly), effective January 1, 1994, filed as Exhibit 10(o) to the Company's Registration Statement on Form S-1 (Reg. No.
             33-3032) and incorporated herein by reference.

(o)-1        Amendment No. 2 to Employees' Retirement Plan B of Moore-Handley,
             Inc. (Non-Exempt and Hourly), dated February 10, 1992 but effective January 1, 1987, filed as Exhibit 10(o)-1 to the Company's Annual Report on Form 10-K for the year ended December
             31, 1991 and incorporated herein by reference.

(o)-2        Amendment No. 3 to Employees' Retirement Plan B of Moore-Handley,
             Inc. (Non-Exempt and Hourly),  dated February 10, 1992,  filed as
             Exhibit 10(o)-2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

(o)-3        Amended and Restated Moore-Handley, Inc. Hourly Employees'
             Retirement Plan, dated February 10, 1992 but effective January 1,
             1989, filed as Exhibit 10(o)-3 to the Company's Annual Report on
             Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

EXHIBIT                            DESCRIPTION
-------                            -----------
NO.
---
(o)-4        Amendment No. 2 to the Moore-Handley, Inc. Hourly Employees'
             Retirement Plan dated December 29, 1994,  filed as Exhibit 10(o)-4 to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1994 and incorporated herein by reference.

(p) The Moore-Handley Salaried Employees' Savings Plan and Trust, effective January 1, 1985, as amended, filed as Exhibit 10(p) to the Company's Registration Statement on Form S-1 (Reg. No.
             33-3032) and incorporated herein by reference.

(p)-1        Amended and restated The Moore-Handley Salaried Employees' Savings
             Plan and Trust dated February 4, 1994 but effective January 1,
             1989, filed as Exhibit 10(p)-1 to the Company's Annual Report on
             Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

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

(hh)         Employee Agreement, dated June 5, 1995, between the Company and
             Emery H. White, filed as Exhibit 10.1 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.

EXHIBIT                         DESCRIPTION
-------                         -----------
NO.
--
(hh)-1       Letter Agreement, dated June 5, 1995, between the Company and
             Emery H. White, filed as Exhibit 10.2(hh)-1 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.

    21       List of Subsidiaries filed as Exhibit 21 to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1996.

    27       Financial Data Schedule (for SEC purposes only)