Form 10-Q
period 1997-03-31
MOORE HANDLEY INC /DE/
filed 1997-04-25
CIK 788951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR

         [ ] Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

             For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-14324

                               MOORE-HANDLEY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          63-0819773
-------------------------------                        -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation of organization)                          Identification No.)


HIGHWAY 31 SOUTH, PELHAM, ALABAMA                                35124
----------------------------------------               -------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (205) 663-8011
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Common stock, $.10 par value                       2,154,543 shares
--------------------------------             ---------------------------------
            Class                              Outstanding at April 15, 1997

                               MOORE-HANDLEY, INC.
                                      INDEX



Item No.                                                                 Page No.
--------                                                                 --------
PART I.  FINANCIAL INFORMATION - UNAUDITED

1. Balance Sheets -
            March 31, 1997 and 1996
            and December 31, 1996......................................      3

        Statements of Operations -
            Three Months Ended March 31, 1997 and 1996.................      4

        Statements of Cash Flows -
            Three Months Ended March 31, 1997 and 1996.................      5

        Note to Financial Statements...................................      6

2.      Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations..............................................   7-10

PART II.  OTHER INFORMATION

6.      Exhibits and Reports on Form 8-K...............................     10

Signature..............................................................     11

                               MOORE-HANDLEY, INC.
                                 BALANCE SHEETS
                  MARCH 31, 1997 AND 1996 AND DECEMBER 31, 1996
                                   (UNAUDITED)

                                                                      MARCH 31,                         DECEMBER 31,
                                                        ------------------------------------            ------------
                                                            1997                    1996                    1996
                                                        ------------            ------------            ------------
ASSETS:
Current assets:                                          (unaudited)             (unaudited)
   Cash and cash equivalents ........................   $    590,000            $  1,035,000            $    596,000
   Trade receivables, net ...........................     24,507,000              23,364,000              21,995,000
   Other receivables ................................      1,814,000               1,546,000               1,969,000
   Merchandise inventory ............................     14,087,000              16,206,000              17,693,000
   Prepaid expenses .................................        462,000                 528,000                 243,000
   Refundable income tax ............................        734,000                 319,000                 870,000
   Deferred income taxes ............................        510,000                 470,000                 510,000
                                                        ------------            ------------            ------------
        Total current assets ........................     42,704,000              43,468,000              43,876,000
Prepaid pension cost ................................        811,000                 727,000                 789,000
Loan to officer .....................................             --                  16,000                      --
Property and equipment ..............................     19,386,000              18,007,000              19,019,000
   Less accumulated depreciation ....................    (10,563,000)             (9,365,000)            (10,248,000)
                                                        ------------            ------------            ------------
        Net property and equipment ..................      8,823,000               8,642,000               8,771,000
Deferred charges, net ...............................         34,000                  41,000                  36,000
                                                        ------------            ------------            ------------
                                                        $ 52,372,000            $ 52,894,000            $ 53,472,000
                                                        ============            ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank loans .......................................   $  8,000,000            $  5,810,000            $ 10,450,000
   Accounts payable .................................     20,265,000              22,945,000              18,134,000
   Accrued payroll ..................................        431,000                 508,000                 453,000
   Other accrued liabilities ........................      1,568,000               1,298,000               1,690,000
   Long-term debt due in one year ...................      1,151,000                 938,000               1,133,000
                                                        ------------            ------------            ------------
        Total current liabilities ...................     31,415,000              31,499,000              31,860,000
Long-term debt ......................................      4,837,000               3,784,000               5,111,000
Deferred income taxes ...............................      1,129,000               1,059,000               1,129,000
Stockholders' equity:
   Common stock, $.10 par value;
        10,000,000 shares authorized,
        2,510,040 shares issued .....................        251,000                 251,000                 251,000
   Other stockholders' equity .......................     14,740,000              16,301,000              15,121,000
                                                        ------------            ------------            ------------
        Total stockholders' equity ..................     14,991,000              16,552,000              15,372,000
                                                        ------------            ------------            ------------
                                                        $ 52,372,000            $ 52,894,000            $ 53,472,000
                                                        ============            ============            ============


                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                     1997                1996
                                                 ------------        -----------
Net sales ................................       $ 37,842,000        $38,680,000

Cost of merchandise sold .................         32,331,000         32,767,000
Warehouse and delivery
   expense ...............................          2,294,000          2,203,000
                                                 ------------        -----------
Cost of sales ............................         34,625,000         34,970,000
                                                 ------------        -----------
Gross profit .............................          3,217,000          3,710,000
Selling and administrative
   expense ...............................          3,498,000          3,339,000
                                                 ------------        -----------
Operating income (loss) ..................           (281,000)           371,000
Interest expense, net ....................            280,000            199,000
                                                 ------------        -----------
Income (loss) before provision
   for income tax (benefit) ..............           (561,000)           172,000
Income tax (benefit) .....................           (180,000)            64,000
                                                 ------------        -----------
Net income (loss) ........................       $   (381,000)       $   108,000
                                                 ============        ===========

Net income (loss) per
   common share ..........................       $       (.18)       $       .05
                                                 ============        ===========

Weighted average common
   shares outstanding ....................          2,154,000          2,165,000
                                                 ============        ===========


                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                               1997           1996
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...................................   $  (381,000)   $   108,000
   Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
            Depreciation and amortization ..............       315,000        288,000
            Provision for doubtful accounts ............       145,000         90,000
            Change in assets and liabilities:
                 Trade and other receivables ...........    (2,502,000)    (1,935,000)
                 Merchandise inventory .................     3,606,000       (875,000)
                 Accounts payable and accrued expenses .     1,987,000      7,099,000
                 Other assets ..........................      (103,000)      (248,000)
                                                           -----------    -----------
                 Total adjustments .....................     3,448,000      4,419,000
                                                           -----------    -----------
                   NET CASH PROVIDED BY
                    OPERATING ACTIVITIES ...............     3,067,000      4,527,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ................................      (367,000)    (1,507,000)
                                                           -----------    -----------
        NET CASH USED IN
            INVESTING ACTIVITIES .......................      (367,000)    (1,507,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments of bank loans ..........................    (2,450,000)    (1,940,000)
   Principal payments of long-term debt ................      (256,000)      (242,000)
                                                           -----------    -----------
        NET CASH USED IN
            FINANCING ACTIVITIES .......................    (2,706,000)    (2,182,000)
                                                           -----------    -----------

Net increase (decrease) in cash
  and cash equivalents .................................        (6,000)       838,000

Cash and cash equivalents
   at beginning of period ..............................       596,000        197,000
                                                           -----------    -----------

Cash and cash equivalents
   at end of period ....................................   $   590,000    $ 1,035,000
                                                           ===========    ===========


                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (INFORMATION PERTAINING TO THE THREE MONTHS
                   ENDED MARCH 31, 1997 AND 1996 IS UNAUDITED)


1.  BASIS OF PRESENTATION.

         The financial statements included herein have been prepared by Moore-Handley, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission on March 27, 1997.

         The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

         The Financial Accounting Standards Board has issued Statement No. 128, Earnings per Share. This must be adopted by the Company on December 31, 1997 at which time it must restate all prior periods. The impact, if any, of Statement 128 on the calculation of earings per share for the first quarter of 1997 and 1996 is not expected to be material.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


MANAGEMENT CHANGES

         At the end of the first quarter of 1997, E. H. White, the Company's President and Chief Executive Officer, resigned. The Board elected Chairman William Riley to the additional post of Chief Executive Officer and Michael J. Gaines, Vice President of Merchandising, to be President and Chief Operating Officer.

NET SALES

         Net sales for the quarter ended March 31, 1997 were down 2% compared to the same quarter in the prior year. Factory direct shipments increased 7% for the quarter which the Company believes reflects the change in customer base towards larger customers.

         The following table sets forth the major elements of net sales:

                                                 Three Months Ended March 31,
                                             ----------------------------------
                                                   1997                1996
                                             ---------------    ---------------
                                                   (dollars in thousands)
Net Sales:
    Warehouse shipments ..................   $24,322    64.3%   $25,986    67.2%
    Factory direct shipments .............    13,520    35.7     12,694    32.8
                                             -------   -----    -------   -----
      Net Sales ..........................   $37,842   100.0%   $38,680   100.0%
                                             =======   =====    =======   =====


OPERATIONS

         The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                            1997           1996
                                                           -----          -----
Net sales .........................................        100.0%         100.0%
                                                           =====          =====
Gross margin ......................................         14.6           15.3
Warehouse and delivery expense ....................          6.1            5.7
                                                           -----          -----
Gross profit ......................................          8.5            9.6
Selling and administrative expenses ...............          9.3            8.6
                                                           -----          -----
Operating income (loss) ...........................          (.8)           1.0
Interest expense, net .............................           .7             .5
                                                           -----          -----
Income (loss) before provision
   for income tax (benefit) .......................         (1.5)%           .5%
                                                           =====          =====

GROSS MARGIN

         The gross margin percentage for the first quarter of 1997 was 14.6%, down from 15.3% in the first quarter of 1996. About half of the decrease was due to the increase in factory direct shipments as a percent of total sales and the balance of the decrease is due to more competitive pricing and liquida tion of high-cost inventory buildup during the warehouse construction project.

         The following table sets forth the gross margin dollars, gross margin percentages and year-over-year changes for 1996 and the first quarter of 1997:

                                                            Increase (Decrease)
                                                             vs. Same Quarter
                  Gross Margin                               in Previous Year
---------------------------------------------        -------------------------------
                     Amount        Percentage            Amount           Percentage
  Quarter       (in thousands)      of Sales         (in thousands)         Points
----------      --------------     ----------        --------------       ----------
1996 - 1st           $5,913           15.3                $  84              (1.0)
       2nd            5,815           16.2                 (109)               --
       3rd            5,955           15.2                  148               (.3)
       4th            5,681           17.8                  293               1.0

1997 - 1st            5,511           14.6                $(402)              (.7)


WAREHOUSE AND DELIVERY EXPENSES

        As a percentage of warehouse shipments, warehouse and delivery expenses increased to 9.4% in the first quarter of 1997 from 8.5% in the same quarter last year. All of the increase took place in warehouse expenses. This increase was due, in large part, to additional costs associated with a warehouse modernization project.

         The following table shows the trend in warehouse and delivery expenses in 1996 and the first quarter of 1997:

                                                            Increase (Decrease)
              Warehouse and Delivery                         vs. Same Quarter
                     Expenses                                in Previous Year
----------------------------------------------       -------------------------------
                                   Percentage
                     Amount       of Warehouse           Amount           Percentage
  Quarter        (in thousands)       Sales          (in thousands)         Points
----------       --------------   ------------       --------------       ----------
1996 - 1st           $2,203            8.5                $221                .5
       2nd            2,595           10.1                 576               2.1
       3rd            2,703           10.3                 668               2.2
       4th            2,407           10.5                 576               2.8

1997 - 1st            2,294            9.4                $ 91                .9

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses increased $159,000 for the quarter ended March 31, 1997 compared to the same quarter of 1996 due to the accrual of severance pay (including benefits) resulting from the change in management.

         The following table shows the quarterly trend in selling and administr-ative expenses in 1997 and the first quarter of 1997.

                                                           Increase (Decrease)
          Selling and Administrative                        vs. Same Quarter
                    Expenses                                in Previous Year
---------------------------------------------        ------------------------------
                     Amount        Percentage            Amount          Percentage
  Quarter        (in thousands)     of Sales         (in thousands)        Points
----------       --------------    ----------        --------------      ----------
1996 - 1st           $3,339            8.6                $194               (.2)
       2nd            3,732           10.4                 332               1.1
       3rd            3,593            9.1                 211                .1
       4th            3,476           10.9                 309               1.0

1997 - 1st           $3,498            9.3                $159                .7


LIQUIDITY AND CAPITAL RESOURCES

         From December 31, 1996 to March 31, 1997 the Company's net trade recei-vables increased by $2,512,000 or 11.4%. The increase in receivables was due largely to higher level of sales in March 1997 (which includes orders taken at a Dealers' Mart held in February) compared to December 1996. Inventories decreased by $3,606,000 or 20.4% in the same period. The decrease was due in large part to the elimination of slow-moving inventory items. Because of extended terms received from suppliers in connection with the mart, trade payables increased $2,131,000 from December 1996.

         At March 31, 1997 the Company had unused lines of credit of $4,000,000, which it believes are adequate to finance its working capital requirements.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements. There can be no assurance that future developments will be in accordance with management's expectations or that the affect of future developments on the Company will be those anticipated by management. Among the factors that could cause actual results to differ materially from est-imates reflected in such forward-looking statements are the following:

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

         While the Company periodically reassesses material trends and uncertai-nties affecting the Company's results of operations and financial condition in connection with its preparation of management's discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Company does not intend to review or revise any particular forward-looking statement referenced in light of future events.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits -- 27  Financial Data Schedule (for SEC use only).

    (b) There were no reports on Form 8-K filed by the Company during the Three month period ended March 31, 1997.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     MOORE-HANDLEY, INC.
                                             -----------------------------------
                                                        (Registrant)



Date:   April 24, 1997                              /S/ L. Ward Edwards
     ---------------------                   ----------------------------------
                                                        L. Ward Edwards
                                                   Vice President, Treasurer
                                                         and Secretary
                                                   (Principal Accounting and
                                                        Financial Officer)