Form 10-Q
period 1997-06-30
MOORE HANDLEY INC /DE/
filed 1997-08-14
CIK 788951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                     OR

          [ ] Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                        For the transition period from _________ to __________

                         COMMISSION FILE NUMBER 0-14324

                               MOORE-HANDLEY, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         63-0819773
-------------------------------                      -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation of organization)                          Identification No.)


3140 PELHAM PARKWAY, PELHAM, ALABAMA                           35124
----------------------------------------              -------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (205) 663-8011
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.   Yes    X     No
                                                  ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Common stock, $.10 par value                       2,154,543 shares
---------------------------------------        ----------------------------
            Class                              Outstanding at July 10, 1997

                               MOORE-HANDLEY, INC.
                                      INDEX




Item No.                                                                                                       Page No.
PART I.  FINANCIAL INFORMATION

1. Financial Statements - Unaudited
        Balance Sheets -
            June 30, 1997 and 1996
            and December 31, 1996............................................................................      3

        Statements of Operations -
            Three Months and Six Months Ended
            June 30, 1997 and 1996...........................................................................      4

        Statements of Cash Flows -
            Six Months Ended June 30, 1997
            and 1996.........................................................................................      5

        Note to Financial Statements.........................................................................      6

2.      Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations....................................................................................   7-11

PART II.  OTHER INFORMATION

4.      Submission of Matters to a Vote of
            Security Holders.................................................................................  11-12

6.      Exhibits and Reports on Form 8-K.....................................................................     12

Signature....................................................................................................     12

Exhibit 10 (ii)..............................................................................................  14-40

Financial Data Schedule (for SEC purposes only)..............................................................     41


                               MOORE-HANDLEY, INC.
                                 BALANCE SHEETS
                  JUNE 30, 1997 AND 1996 AND DECEMBER 31, 1996
                                   (UNAUDITED)


                                                                JUNE 30,                 DECEMBER 31,
                                                 --------------------------------        ------------
                                                     1997                 1996               1996
                                                 ------------        ------------        ------------
                                                  (unaudited)         (unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents ..................  $    647,000        $    351,000      $    596,000
   Trade receivables, net .....................    21,683,000          20,031,000        21,995,000
   Other receivables ..........................     1,672,000           2,068,000         1,969,000
   Merchandise inventory ......................    14,695,000          15,338,000        17,693,000
   Prepaid expenses ...........................       476,000             344,000           243,000
   Refundable income tax ......................     1,037,000             221,000           870,000
   Deferred income taxes ......................       510,000             470,000           510,000
                                                 ------------        ------------      ------------
        Total current assets ..................    40,720,000          38,823,000        43,876,000
Prepaid pension cost ..........................       853,000             719,000           789,000
Property and equipment ........................    19,666,000          18,349,000        19,019,000
   Less accumulated depreciation ..............   (10,878,000)         (9,671,000)      (10,248,000)
                                                 ------------        ------------      ------------
        Net property and equipment ............     8,788,000           8,678,000         8,771,000
Deferred charges, net .........................        32,000              40,000            36,000
                                                 ------------        ------------      ------------
                                                 $ 50,393,000        $ 48,260,000      $ 53,472,000
                                                 ============        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank loans .................................  $  9,800,000        $  6,000,000      $ 10,450,000
   Accounts payable ...........................    16,803,000          16,766,000        18,134,000
   Accrued payroll ............................       529,000             535,000           453,000
   Other accrued liabilities ..................     2,012,000           1,813,000         1,690,000
   Long-term debt due in one year .............     1,151,000           1,189,000         1,133,000
                                                 ------------        ------------      ------------
        Total current liabilities .............    30,295,000          26,303,000        31,860,000
Long-term debt ................................     4,539,000           4,775,000         5,111,000
Deferred income taxes .........................     1,129,000           1,059,000         1,129,000
Stockholders' equity:
   Common stock, $.10 par value;
        10,000,000 shares authorized,
        2,510,040 shares issued ...............       251,000             251,000           251,000
   Other stockholders' equity .................    14,179,000          15,872,000        15,121,000
                                                 ------------        ------------      ------------
        Total stockholders' equity ............    14,430,000          16,123,000        15,372,000
                                                 ------------        ------------      ------------
                                                 $ 50,393,000        $ 48,260,000      $ 53,472,000
                                                 ============        ============      ============


                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             THREE MONTHS                          SIX MONTHS
                                            ENDED JUNE 30,                         ENDED JUNE 30,
                                        1997               1996               1997            1996
                                    -----------        -----------        ------------      -----------

Net sales ..................        $ 35,424,000       $ 35,843,000       $ 73,266,000      $ 74,523,000

Cost of merchandise sold ...          30,030,000         30,028,000         62,361,000        62,795,000
Warehouse and delivery
   expense .................           2,470,000          2,595,000          4,764,000         4,798,000
                                    ------------       ------------       ------------      ------------
Cost of sales ..............          32,500,000         32,623,000         67,125,000        67,593,000
                                    ------------       ------------       ------------      ------------
Gross profit ...............           2,924,000          3,220,000          6,141,000         6,930,000
Selling and administrative
   expense .................           3,528,000          3,732,000          7,025,000         7,071,000
                                    ------------       ------------       ------------      ------------
Operating loss .............            (604,000)          (512,000)          (884,000)         (141,000)
Interest expense, net ......             217,000            176,000            498,000           375,000
                                    ------------       ------------       ------------      ------------
Loss before provision
   for income tax (benefit).            (821,000)          (688,000)        (1,382,000)         (516,000)

Income tax (benefit) .......            (260,000)          (259,000)          (440,000)         (195,000)
                                    ------------       ------------       ------------      ------------
Net loss ...................        $   (561,000)      $   (429,000)      $   (942,000)         (321,000)
                                    ============       ============       ============      ============

Net loss per
   common share ............        $       (.26)      $       (.20)      $       (.44)     $       (.15)
                                    ============       ============       ============      ============

Weighted average common
   shares outstanding ......           2,154,000          2,165,000          2,154,000         2,165,000
                                    ============       ============       ============      ============



                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                                                   1997               1996
                                                                                                  ---------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss................................................................................       $ (942,000)        $ (321,000)
   Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
            Depreciation and amortization..................................................          630,000            592,000
            Provision for doubtful accounts................................................           60,000             60,000
            Gain on sale of equipment......................................................          (20,000)               ---
            Change in assets and liabilities:
                 Trade and other receivables...............................................          549,000            906,000
                 Merchandise inventory.....................................................        2,998,000             (7,000
                 Accounts payable and accrued expenses.....................................         (933,000)         1,516,000
                 Other assets..............................................................         (460,000              7,000
                                                                                                  ----------         ----------
                 Total adjustments.........................................................        2,824,000          3,074,000
                                                                                                  ----------          ---------
                   NET CASH PROVIDED BY
                    OPERATING ACTIVITIES...................................................        1,882,000          2,753,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures....................................................................         (647,000)        (1,849,000)
   Proceeds from sale of equipment.........................................................           20,000                ---
                                                                                                  ----------         ----------
        NET CASH USED IN
            INVESTING ACTIVITIES...........................................................         (627,000)        (1,849,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments of bank loans..............................................................         (650,000)        (1,750,000)
   Principal (payments) borrowings
    of long-term debt......................................................................         (554,000)        (1,000,000)
                                                                                                  ----------         ----------
        NET CASH USED IN
            FINANCING ACTIVITIES...........................................................       (1,204,000)          (750,000)
                                                                                                  ----------         ----------

Net increase in cash and
   cash equivalents........................................................................           51,000            154,000

Cash and cash equivalents
   at beginning of period..................................................................          596,000            197,000
                                                                                                  ----------         ----------

Cash and cash equivalents
   at end of period........................................................................       $  647,000         $  351,000
                                                                                                  ==========         ==========


                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (INFORMATION PERTAINING TO THE SIX MONTHS
                   ENDED JUNE 30, 1997 AND 1996 IS UNAUDITED)


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

2. LINES OF CREDIT

        On August 7, 1997 the Company entered into a credit agreement under which it may borrow up to 85% of eligible receivables up to a maximum of $15,000,000. The borrowings bear interest at the prime interest rate or, at the Company's option, 2 1/2 % over LIBOR, and are secured by the Company's trade receivables. This credit facility replaces the Company's lines of credit with banks totaling $10,000,000 of which $9,800,000 was outstanding as of June 30, 1997 and one of which was amended in the second quarter to avoid a violation of a debt covenant.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)




NET SALES

        Net sales for the quarter ended June 30, 1997 were down 1% compared to the same quarter in the prior year. Warehouse shipments were down $1,725,000, or 7%, which was largely offset by a 13% increase in factory direct shipments. The increase in factory direct shipments was due to increased sales of lumber and building materials.

The following table sets forth the major elements of net sales:

                                                                                         Three Months Ended June 30,
                                                                               ---------------------------------------------
                                                                                      1997                         1996
                                                                               ------------------        -------------------
                                                                                               (dollars in thousands)
Net Sales:
        Warehouse shipments...............................................      $23,871          67.4%      $25,596     71.4%
        Factory direct shipments..........................................       11,553          32.6        10,247     28.6
                                                                                -------         -----       -------    -----
            Net Sales.....................................................      $35,424         100.0%      $35,843    100.0%
                                                                                =======         =====       =======    =====

                                                                                               Six Months Ended June 30,
                                                                                 ---------------------------------------------
                                                                                      1997                         1996
                                                                                 ------------------        -------------------
                                                                                              (dollars in thousands)
Net Sales:
        Warehouse shipments...............................................      $48,193          65.8%      $51,582      69.2%
        Factory direct shipments..........................................       25,073          34.2        22,941      30.8
                                                                                -------         -----       -------     -----
            Net Sales.....................................................      $73,266         100.0%      $74,523     100.0%
                                                                                =======         =====       =======     =====

OPERATIONS

        The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                                                               Three Months Ended             Six Months Ended
                                                                                  June 30,                        June 30,
                                                                              ---------------------          --------------------
                                                                               1997            1996           1997          1996
                                                                              -----           ------         ------        -----
Net sales............................................................         100.0%          100.0%          100.0%        100.0%
                                                                              =====           =====           =====         =====
Gross margin.........................................................          15.2            16.2            14.9          15.7
Warehouse and delivery expense.......................................           6.9             7.2             6.5           6.4
                                                                              -----           -----           -----         -----
Gross profit.........................................................           8.3             9.0             8.4           9.3
Selling and administrative expenses..................................          10.0            10.4             9.6           9.5
                                                                              -----           -----           -----         -----
Operating income (loss)..............................................          (1.7)           (1.4)           (1.2)          (.2)
Interest expense, net................................................            .6              .5              .7            .5
                                                                              -----           -----           -----         -----
Income (loss) before provision
   for income tax (benefit)..........................................          (2.3)%          (1.9)%          (1.9)%         (.7)%
                                                                              =====           =====           =====         =====

GROSS MARGIN

        The gross margin percentage for the quarter ended June 30, 1997 was down 1.0% compared to the same quarter last year and for the six months decreased by
 .8% compared to the prior year. About half of the decrease was due to the increase in factory direct shipments as a percent of total sales and the balance of the decrease is due to more competitive pricing.

        The following table shows the gross margin trend in 1996 and the first and second quarters of 1997:


                                                                                              Increase (Decrease)
                                                                                                vs. Same Quarter
                             Gross Margin                                                       in Previous Year
----------------------------------------------------------------------               -------------------------------------
                                           Amount           Percentage                       Amount           Percentage
  Quarter                           (in thousands)            of Sales                (in thousands)             Points
----------------                    --------------          -----------               ---------------         ------------
1996 -       1st                       $5,913                  15.3                      $   84                  (1.0)
             2nd                        5,815                  16.2                        (109)                   --
             3rd                        5,955                  15.2                         148                   (.3)
             4th                        5,681                  17.8                         293                   1.0

1997 -       1st                        5,511                  14.6                      $ (402)                  (.7)
             2nd                        5,394                  15.2                        (421)                 (1.0)


WAREHOUSE AND DELIVERY EXPENSES

        The aftereffects of the major warehouse construction project of last year continued to be felt through the second quarters. Warehouse and delivery expenses were down $125,000 compared to the same period last year. However, as a percentage of warehouse shipments, these expenses increased to 10.3% compared to 10.1% for the same quarter last year.

        The following table shows the trend in warehouse and delivery expenses in 1996 and the first and second quarters of 1997:

                                                                                                           Increase (Decrease)
                          Warehouse and Delivery                                                             vs. Same Quarter
                                  Expenses                                                                   in Previous Year
------------------------------------------------------------------------                            -------------------------------
                                                            Percentage
                                  Amount                   of Warehouse                                    Amount        Percentage
  Quarter                     (in thousands)                    Sales                               (in thousands)          Points
----------------          --------------------             -------------                            --------------        ----------
1996 -       1st                   $2,203                       8.5                                    $ 221                 .5
             2nd                    2,595                      10.1                                      576                2.1
             3rd                    2,703                      10.3                                      668                2.2
             4th                    2,407                      10.5                                      576                2.8

1997 -       1st                    2,294                       9.4                                     $ 91                 .9
             2nd                    2,470                      10.3                                     (125)                .2


SELLING AND ADMINISTRATIVE EXPENSES

        During the quarter the Company undertook further reductions in selling and administrative personnel and, as a result, accrued $175,000 for severance pay and expenses. These personnel and other expense reductions made during the first half of the year will reduce expenses by about $1,000,000 annually. Some of these cost reductions began to be recognized in the second quarter and the remainder will begin to be recognized in the balance of the current calendar year. Excluding severance pay in both quarters, selling and administrative expense is down $139,000 for the second quarter of 1997 compared to the same quarter last year.

        The following table shows the trend in selling and administrative expenses in 1996 and the first and second quarters of 1997.


                                                                                           Increase (Decrease)
                  Selling and Administrative                                                 vs. Same Quarter
                          Expenses                                                           in Previous Year
--------------------------------------------------------------                  ----------------------------------------
                               Amount               Percentage                          Amount            Percentage
  Quarter              (in thousands)                of Sales                     (in thousands)             Points
---------               ------------                ----------                  ---------------         ----------------
1996 -  1st               $3,339                       8.6                          $ 194                        (.2)
        2nd                3,732                      10.4                            332                        1.1
        3rd                3,593                       9.1                            211                         .1
        4th                3,476                      10.9                            309                        1.0

1997 -  1st               $3,497                       9.2                          $ 159                         .7
        2nd                3,528                      10.0                           (204)                       (.3)



LIQUIDITY AND CAPITAL RESOURCES

        Capital expenditures of $647,000 were made during the six months ended June 30, 1997. Largely due to the elimination of excess stock,inventories were down $2,998,000 from December, 1996.

        On August 7, 1997 the Company entered into a credit agreement under which it may borrow up to 85% of eligible receivables up to a maximum of $15,000,000. The borrowings bear interest at the prime interest rate or, at the Company's option, 2 1/2 % over LIBOR, and are secured by the Company's trade receivables. This credit facility replaces the Company's lines of credit with banks totaling $10,000,000 of which $9,800,000 was outstanding as of June 30, 1997 and one of which was amended in the second quarter to avoid a violation of a debt covenant. The Company believes this new credit facility will be adequate to finance its working capital needs.


INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

        Certain of the statements contained in this report (other than the finan cial statements and other statements of historical fact) are forward-looking statements. There can be no assurance that future developments will be in accordance with management's expectations or that the affect of future develop ments on the Company will be those anticipated by management. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are the following:

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of the Registrant was held on Thursday, April 21, 1997 at 10:00 a.m. At the meeting, each of Messrs. William Riley, Pierce E. Marks, Jr., L. Ward Edwards, Michael B. Stubbs and Ronald J. Juvonen was re-elected as a director of the Registrant.

        The following table sets forth the distribution of votes cast with regard to each of the nominees:


                                                                             Votes Cast                     Votes
        Nominee                                                             for Nominee                    Withheld
        -------                                                             -----------                    --------
        William Riley                                                        2,106,657                        16,005
                                                                            -----------                    ---------

        Pierce E. Marks, Jr.                                                 2,106,657                        16,005
                                                                            -----------                    ---------

        L. Ward Edwards                                                      2,106,657                        16,005
                                                                            -----------                    ---------

        Michael B. Stubbs                                                    2,106,657                        16,005
                                                                            -----------                    ---------

        Ronald J. Juvonen                                                    2,106,657                        16,005
                                                                            -----------                    ---------

        Also at the meeting, the proposal to increase the number of shares autho rized for issuance under the Corporation's 1991 Incentive Compensation Plan was approved. The following table sets forth the distribution of votes cast with regard to the proposal:

                                              Number of Votes
                                              ---------------

        For                                       1,172,823
                                               ------------
        Against                                      36,005
                                               ------------
        Abstain                                      10,450
                                               ------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits --

          10 (ii) Financing Agreement, dated August 7, 1997, between the Company and The CIT Group/Business Credit, Inc.

          27 Financial Data Schedule (FOR SEC USE ONLY)

     (b) There were no reports on Form 8-K filed by the Company during the six month period ended June 30, 1997.





                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MOORE-HANDLEY, INC.
                                           -------------------------------
                                                   (Registrant)



Date: August 14, 1997                         /S/ L. Ward Edwards
     --------------------                  -------------------------------
                                              Vice President, Treasurer
                                                   and Secretary
                                              (Principal Accounting and
                                                  Financial Officer)