Form 10-Q
period 1997-09-30
MOORE HANDLEY INC /DE/
filed 1997-10-29
CIK 788951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

              For the transition period from            to
                                            ------------  -----------

                         COMMISSION FILE NUMBER 0-14324
                                                -------

                               MOORE-HANDLEY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          63-0819773
-------------------------------                        -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation of organization)                           Identification No.)

3140 PELHAM PARKWAY, PELHAM, ALABAMA                               35124
------------------------------------                   ------------------------
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

                                     Yes    X      No
                                          -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock, $.10 par value                        2,154,543 shares
--------------------------------             ---------------------------------
           Class                             Outstanding at October 13, 1997

                               MOORE-HANDLEY, INC.

                                      INDEX

Item No.                                                             Page No.
--------                                                             --------
PART I.  FINANCIAL INFORMATION

1. Financial Statements - Unaudited
        Balance Sheets -
            September 30, 1997 and 1996
            and December 31, 1996....................................      3

        Statements of Operations -
            Three Months and Nine Months Ended
            September 30, 1997 and 1996..............................      4

        Statements of Cash Flows -
            Nine Months Ended September 30, 1997
            and 1996.................................................      5

        Notes to Financial Statements................................      6

2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations............................................   7-10

PART II.  OTHER INFORMATION

6. Exhibits and Reports on Form 8-K..................................     11

Signature............................................................     12

Exhibit Index........................................................     12

Financial Data Schedule (for SEC purposes only)......................     13

                               MOORE-HANDLEY, INC.
                                 BALANCE SHEETS
                SEPTEMBER 30, 1997 AND 1996 AND DECEMBER 31, 1996
                                   (UNAUDITED)

                                                                               SEPTEMBER 30,                      DECEMBER 31,
                                                                     ----------------------------------           ------------
                                                                         1997                  1996                    1996
                                                                     ------------         -------------           ------------
ASSETS:
Current assets:                                                      (unaudited)           (unaudited)
   Cash and cash equivalents................................          $   809,000           $   331,000            $   596,000
   Trade receivables, net...................................           25,254,000            23,469,000             21,995,000
   Other receivables........................................            2,219,000             2,383,000              1,969,000
   Merchandise inventory....................................           14,927,000            16,820,000             17,693,000
   Prepaid expenses.........................................              426,000                62,000                243,000
   Refundable income taxes..................................              408,000               435,000                870,000
   Deferred income taxes....................................              510,000               470,000                510,000
                                                                      -----------           -----------            -----------
        Total current assets................................           44,553,000            43,970,000             43,876,000
Prepaid pension cost........................................              863,000               727,000                789,000
Property and equipment......................................           19,629,000            18,765,000             19,019,000
   Less accumulated depreciation............................          (11,020,000)           (9,986,000)           (10,248,000)
                                                                      -----------           -----------            -----------
        Net property and equipment..........................            8,609,000             8,779,000              8,771,000
Deferred charges, net.......................................               31,000                38,000                 36,000
                                                                      -----------           -----------            -----------
                                                                      $54,056,000           $53,514,000            $53,472,000
                                                                      ===========           ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank loans...............................................          $      ---            $ 8,000,000            $10,450,000
   Accounts payable.........................................           22,711,000            20,386,000             18,134,000
   Accrued payroll..........................................              646,000               543,000                453,000
   Other accrued liabilities................................            1,884,000             1,901,000              1,690,000
   Long-term debt due in one year...........................            1,181,000               831,000              1,133,000
                                                                      -----------           -----------            -----------
        Total current liabilities...........................           26,422,000            31,661,000             31,860,000
Long-term debt..............................................           12,030,000             5,043,000              5,111,000
Deferred income taxes.......................................            1,129,000             1,059,000              1,129,000
Stockholders' equity:
   Common stock, $.10 par value;
        10,000,000 shares authorized,
        2,510,040 shares issued.............................              251,000               251,000                251,000
   Other stockholders' equity...............................           14,224,000            15,500,000             15,121,000
                                                                      -----------           -----------            -----------
        Total stockholders' equity..........................           14,475,000            15,751,000             15,372,000
                                                                      -----------           -----------            -----------
                                                                      $54,056,000           $53,514,000            $53,472,000
                                                                      ===========           ===========            ===========


                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS                                  NINE MONTHS
                                                          ENDED SEPTEMBER 30,                         ENDED SEPTEMBER 30,
                                                       1997                 1996                   1997                  1996
                                                   -----------          -----------           ------------           ------------
Net sales..................................        $40,000,000          $39,280,000           $113,266,000           $113,803,000

Cost of merchandise sold...................         34,157,000           33,325,000             96,518,000             96,120,000
Warehouse and delivery
   expense.................................          2,329,000            2,703,000              7,093,000              7,501,000
                                                   -----------          -----------           ------------           ------------
Cost of sales..............................         36,486,000           36,028,000            103,611,000            103,621,000
                                                   -----------          -----------           ------------           ------------
Gross profit...............................          3,514,000            3,252,000              9,655,000             10,182,000
Selling and administrative
   expense.................................          3,212,000            3,593,000             10,237,000             10,664,000
                                                   -----------          -----------           ------------           ------------
Operating income (loss)....................            302,000             (341,000)              (582,000)              (482,000)
Interest expense, net......................            236,000              246,000                734,000                621,000
                                                   -----------          -----------           ------------           ------------
Income (loss) before provision
   for income tax (benefit)................             66,000             (587,000)            (1,316,000)            (1,103,000)
Income tax (benefit).......................             21,000             (215,000)              (419,000)              (410,000)
                                                   -----------          -----------           ------------           ------------
Net income (loss)..........................        $    45,000          $  (372,000)          $   (897,000)          $   (693,000)
                                                   ===========          ===========           ============           ============
Net income (loss) per
   common share............................        $       .02          $      (.17)          $       (.42)          $       (.32)
                                                   ===========          ===========           ============           ============
Weighted average common
   shares outstanding......................          2,154,000            2,165,000              2,154,000              2,165,000
                                                   ===========          ===========           ============           ============



                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                              1997                  1996
                                                           -----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................  $  (897,000)          $ (693,000)
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Depreciation and amortization.....................      947,000              907,000
       Provision for doubtful accounts...................      180,000              180,000
       Gain on sale of equipment.........................      (84,000)                ---
       Change in assets and liabilities:
         Trade and other receivables.....................   (3,689,000)          (2,967,000)
         Merchandise inventory...........................    2,766,000           (1,489,000)
         Accounts payable and accrued expenses...........    4,964,000            5,232,000
         Other assets....................................      226,000               69,000
                                                           -----------           ----------
         Total adjustments...............................    5,310,000            1,932,000
                                                           -----------           ----------
            NET CASH PROVIDED BY
              OPERATING ACTIVITIES.......................    4,413,000            1,239,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................     (819,000)          (2,265,000)
  Proceeds from sale of equipment........................      102,000                  ---
                                                           -----------           ----------
     NET CASH USED IN
       INVESTING ACTIVITIES..............................     (717,000)          (2,265,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings of bank loans................  (10,450,000)             250,000
  Principal (payments) borrowings
     of long-term debt...................................    6,967,000              910,000
                                                           -----------           ----------
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES..............................   (3,483,000)           1,160,000
                                                           -----------           ----------

Net increase (decrease) in cash and
  cash equivalents.......................................      213,000              134,000
Cash and cash equivalents
  at beginning of period.................................      596,000              197,000
                                                           -----------           ----------

Cash and cash equivalents
  at end of period.......................................  $   809,000           $  331,000
                                                           ===========           ==========


                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (INFORMATION PERTAINING TO THE NINE MONTHS
                 ENDED SEPTEMBER 30, 1997 AND 1996 IS UNAUDITED)

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

     The Financial Accounting Standards Board has issued Statement No. 128, Earnings per Share. This must be adopted by the Company on December 31, 1997 at which time it must restate earnings per share for all prior periods. The impact, if any, of Statement 128 on the calculation of earnings per share for the third quarter of 1997 and 1996 is not expected to be material.

2.   REVENUE RECOGNITION

     The Company recognizes revenues when goods are shipped.

3.   LINES OF CREDIT

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)





NET SALES

     Total sales increased 1.8% for the quarter compared to the same quarter last year as an increase of 14.6% in factory direct shipments more than offset a decline of 4.6% in warehouse shipments for the quarter compared to the prior year's quarter. For the nine months ended September 30, 1997, net sales were down slightly compared to the prior year period, as a 5.9% decrease in warehouse shipments more than offset an increase of 11.2% in factory direct shipments. The increase in factory direct shipments for the quarter and nine months is due to the Company's expanded efforts to increase sales of lumber and building materials.

     Gross margins on direct shipments are lower than gross margins on warehouse shipments; however, expenses related to direct shipments are also lower. While the trend toward factory direct shipments has resulted in decreased gross margins, the Company believes that direct shipments are an important part of its business as a full-service wholesale distributor.

     The following table sets forth the major elements of net sales:

                                          Three Months Ended September 30,
                                         -------------------------------------
                                                1997                  1996
                                         -----------------     ----------------
                                                  (dollars in thousands)
Net Sales:
        Warehouse shipments.........     $24,931      62.3%    $26,126    66.5%
        Factory direct shipments....      15,069      37.7      13,154    33.5
                                         -------     -----     -------   -----
            Net Sales...............     $40,000     100.0%    $39,280   100.0%
                                         =======     =====     =======   =====

                                             Nine Months Ended September 30,
                                         -------------------------------------
                                                1997                 1996
                                         -----------------     ----------------
                                                  (dollars in thousands)
Net Sales:
        Warehouse shipments.........     $73,124      64.6%   $ 77,708    68.3%
        Factory direct shipments....      40,142      35.4      36,095    31.7
                                        --------     -----    --------   -----
            Net Sales...............    $113,266     100.0%   $113,803   100.0%
                                        ========     =====    ========   =====

OPERATIONS

        The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                         ------------------    ---------------
                                           1997      1996       1997      1996
                                           -----    ------     ------    -----
Net sales..............................    100.0%    100.0%     100.0%   100.0 %
                                           =====     =====      =====    =====
Gross margin...........................     14.6      15.2       14.8     15.5
Warehouse and delivery expense.........      5.8       6.9        6.3      6.6
                                           -----     -----      -----     ----
Gross profit...........................      8.8       8.3        8.5      8.9
Selling and administrative expenses....      8.0       9.1        9.0      9.4
                                           -----     -----      -----     ----
Operating income (loss)................       .8      ( .9)      ( .5)    ( .4)
Interest expense, net..................       .6        .6         .6       .5
                                           -----     -----      -----     ----
Income (loss) before provision
   for income tax (benefit)............       .2%     (1.5)%     (1.2)%   (1.0)%
                                           =====     =====      =====     ====

GROSS MARGIN

     The gross margin percentage for the quarter and nine months ended September 30, 1997 was down 0.6% and 0.7%, respectively, compared to the same periods last year. The decreases were due to the increase in factory direct shipments as a percent of total sales. For the quarter this was offset in part by an increase in the gross margin percentage on warehouse shipments.

     Although total gross margin dollars in the 1st and 3rd quarters are higher than in other quarters, the gross margin percentages for the first and third quarters are typically lower than in other quarters. This is because of increased sales generated at Dealers' Marts held during the 1st and 3rd quarters which include a higher proportion of factory direct shipments at lower gross margins.

     The following table shows the gross margin trend in 1996 and the first three quarters of 1997:

                                                 Increase (Decrease)
                                                   vs. Same Quarter
               Gross Margin                        in Previous Year
-----------------------------------------  ----------------------------
                  Amount       Percentage      Amount        Percentage
  Quarter    (in thousands)    of Sales    (in thousands)      Points
----------   --------------    ----------  --------------    ----------
1996 - 1st      $5,913           15.3        $   84            (1.0)
       2nd       5,815           16.2          (109)             --
       3rd       5,955           15.2           148             (.3)
       4th       5,681           17.8           293             1.0

1997 - 1st      $5,511           14.6        $ (402)           ( .7)
       2nd       5,394           15.2          (421)           (1.0)
       3rd       5,843           14.6          (112)           ( .6)

WAREHOUSE AND DELIVERY EXPENSES

     Warehouse and delivery expenses were down $374,000 or 13.8% for the quarter compared to the same period last year, partially as a result of an $84,000 gain on sale of equipment. As a percentage of warehouse shipments, these expenses decreased to 9.3% compared to 10.3% for the same quarter last year. For the nine months these expenses were down $408,000 or 5.4% compared to the same period last year but flat as a percent of warehouse shipments.

     The Company is taking several steps to improve service level, increase warehouse efficiency, and reduce error rates. These steps thus far have significantly improved service level and somewhat improved error rates. Ongoing efforts to reduce expenses include resetting the mezzanine and partial resetting of the main warehouse, both of which are about one-third complete. The resetting and related expenses began in the second quarter of 1997 and the Company expects these efforts will be completed sometime in the 1st quarter of 1998.

     In 1996 the Company expanded and modernized its warehouse. This project disrupted warehouse operations and increased warehouse expense. The following table shows the trend in warehouse and delivery expenses in 1995, before the warehouse expansion and disruption, in 1996, during it, and during the first three quarters of 1997:

                                                        Increase (Decrease)
          Warehouse and Delivery                         vs. Same Quarter
               Expenses                                   in Previous Year
---------------------------------------------     ---------------------------
                                  Percentage
                    Amount       of Warehouse         Amount       Percentage
  Quarter       (in thousands)       Sales        (in thousands)      Points
------------------------------   ------------     --------------   ----------
1995 -  1st        $1,982             8.0              $ 62              .1
        2nd         2,019             8.0                28             (.1)
        3rd         2,035             8.1                41              .2
        4th         1,831             7.7              (182)            (.7)

1996 -  1st        $2,203             8.5             $ 221              .5
        2nd         2,595            10.1               576             2.1
        3rd         2,703            10.3               668             2.2
        4th         2,407            10.5               576             2.8

1997 -  1st        $2,294             9.4              $ 91              .9
        2nd         2,470            10.3              (125)             .2
        3rd         2,329             9.3              (374)           (1.0)

SELLING AND ADMINISTRATIVE EXPENSES

     As a result of personnel and other expense reductions made during the first half of the year, selling and administrative expenses for the quarter decreased $381,000 or 10.6% compared to the same quarter last year. These expenses decreased $316,000 or 9.0% compared to the prior quarter which included an accrual of $175,000 for severance pay and expenses. For the nine months selling and administrative expenses decreased $427,000 or 4.0% compared to the same period last year. Included in expenses for the nine months this year is $400,000 of severance pay and expenses. Severance pay and expenses in the first nine months last year was $240,000.

     The following table shows the trend in selling and administrative expenses in 1996 and the first three quarters of 1997.

                                                    Increase (Decrease)
        Selling and Administrative                    vs. Same Quarter
               Expenses                               in Previous Year
-----------------------------------------     ----------------------------
                 Amount        Percentage        Amount         Percentage
  Quarter    (in thousands)     of Sales      (in thousands)      Points
----------   --------------    ----------     --------------    ----------
1996 - 1st      $3,339            8.6             $ 194            (.2)
       2nd       3,732           10.4               332            1.1
       3rd       3,593            9.1               211             .1
       4th       3,476           10.9               309            1.0

1997 - 1st      $3,497            9.2             $ 159             .7
       2nd       3,528           10.0              (204)           (.3)
       3rd       3,212            8.0              (381)          (1.1)

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures of $819,000 were made during the nine months ended September 30, 1997 which were financed from working capital.

     On August 7, 1997 the Company entered into a credit agreement under which it may borrow up to 85% of eligible receivables up to a maximum of $15,000,000. The borrowings bear interest at the prime interest rate or, at the Company's option, 2 1/2 % over LIBOR, and are secured by the Company's trade receivables. This credit facility replaces the Company's lines of credit with banks. At September 30, 1997 the Company had unused availability under the new credit facility of $7,256,000 and believes the new facility will be adequate to finance its working capital needs.

     Trade receivables at September 30, 1997 were up $3,259,000 or 14.8% from December 1996 and $1,785,000 or 7.6% from September 30, 1996. The increase was due to the higher level of sales in September 1997 (which included sales arising from orders taken at a Dealers' Mart in August) compared to December 1996 and September 1996 (which also included sales arising from orders taken a Dealers' Mart in August 1996). Because of extended payment terms received from suppliers in connection with the mart, the increase in receivables is offset by an increase in trade payables.

     Largely due to a reduction of excess stock, inventories at September

30, 1997 are down $2,766,000 or 15.6% from December 31, 1996 and $1,893,000 or
11.3% from September 30, 1996.

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

     - the Company's ability to implement and achieve projected cost savings from its warehouse modernization program and ongoing cost reduction efforts;

     - changes in cost of goods and the effect of differential terms and conditions available to larger competitors of the Company;

     - changes in the mix of merchandise sold including the relative purcentage of sales consisting of factory direct shipments compared to warehouse shipments;

     - uncertainties associated with any acquisition the Company may seek to implement; and

     - changes in general economic conditions.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - 27 Financial Data Schedule (for SEC purposes only).

     (b) There were no reports on Form 8-K filed by the Company during the nine month period ended September 30, 1997.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                                    MOORE-HANDLEY, INC.
                                                ------------------------------
                                                       (Registrant)

Date: October 29, 1997                              /s/ L. Ward Edwards
     ---------------------                      ------------------------------
                                                      L. Ward Edwards
                                                 Vice President, Treasurer
                                                       and Secretary
                                                 (Principal Accounting and
                                                    Financial Officer)




                                  EXHIBIT INDEX

Exhibit No.                                                        Page No.
-----------                                                        --------

   27          Financial Data Schedule (for SEC purposes only)....    13