Form 10-K405
period 1997-12-31
MOORE HANDLEY INC /DE/
filed 1998-03-27
CIK 788951

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

        [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 0-14324

                              MOORE-HANDLEY, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                                              63-0819773
-------------------------------------------------------------------------------------------------------------
           (STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
            INCORPORATION OF ORGANIZATION)                              IDENTIFICATION NO.)

         3140 Pelham Parkway, Pelham, Alabama                                  35124
-------------------------------------------------------------------------------------------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

       Registrant's telephone number, including area code: (205) 663-8011

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.10 Par Value

   Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                         Yes X                   No ___

   Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     X

   As of March 5, 1998, 1,854,543 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $1,911,431. For this computation, the Registrant has excluded the market value of all common stock beneficially owned by officers and directors of the Registrant and their associates. Such exclusion does not constitute an admission that any such person is an "affiliate" of the Registrant.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                              MOORE-HANDLEY, INC.

                               TABLE OF CONTENTS

       ITEM NO.                                                                       PAGE NO.
       ---------                                                                      --------
       Part I.
           1.      Business.........................................................     3
           2.      Properties.......................................................     6
           3.      Legal Proceedings................................................    None
           4.      Submission of Matters to a Vote of Security Holders
                     (none during the fourth quarter of 1997).......................    None
       Part II.
           5.      Market for Registrant's Common Equity and Related Stockholder
                     Matters........................................................     7
           6.      Selected Financial Data..........................................     8
           7.      Management's Discussion and Analysis of Financial Condition and
                     Results of Operations..........................................     10
          7a.      Quantitative and Qualitative Disclosures about Market Risk.......    N/A
           8.      Financial Statements and Supplementary Data......................     14
           9.      Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure...........................................    None
       Part III.
          10.      Directors and Executive Officers of the Registrant...............     *
          11.      Executive Compensation...........................................     *
          12.      Security Ownership of Certain Beneficial Owners and Management...     *
          13.      Certain Relationships and Related Transactions...................     *
                   *Part III (other than Item 401(b) of Regulation S-K, which is included in Item 1 of this Form 10-K) is incorporated by
                     reference to the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered hereby.
       Part IV.
          14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K
                   (a)  Financial Statements........................................     14
                   (b)  Reports on Form 8-K.........................................    None
                   (c)  Exhibits Filed..............................................     25
                   (d)  Financial Statement Schedules filed (Financial statement schedules have been omitted because they are not required, not applicable or the required information is set forth in the Financial Statements or Notes thereto or in the
                          discussion of Liquidity and Capital Resources in Item 7 of
                          this Form 10-K.)..........................................    None

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

--------------------------------------------------------------------------------

PRODUCTS

  The Company closely monitors its items in stock, maintaining a full range of products while concentrating its efforts on carrying quantities of stock designed to achieve high inventory turns. The following table indicates the percentage of net sales by class of merchandise sold by the Company in the past three years:

                                                                  PERCENTAGE OF NET SALES
                                                              -------------------------------
CLASS OF MERCHANDISE                                          1997         1996         1995
--------------------                                          -----        -----        -----
Electrical and plumbing supplies............................   22.2%        23.2%        23.1%
Home center products (including lawn and garden equipment,
  paint and accessories, sporting goods and appliances).....   17.7         18.3         18.3
Building supplies (including aluminum windows and doors,
  roofing products and lumber)..............................   24.9         21.9         26.4
General and shelf hardware (including power and hand tools,
  lock sets and wire products)..............................   35.2         36.6         32.2
                                                              -----        -----        -----
                                                              100.0%       100.0%       100.0%
                                                              =====        =====        =====

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

MARKETING PROGRAMS AND CUSTOMER SERVICES

  Sales Force. The Company's marketing program is implemented primarily by its sales force of territory managers, each of whom is responsible for specific customers within a particular geographic area. Territory managers generally call on customers weekly to check inventories, take orders and perform various in-store services. In addition, the territory managers act as liaison between the customer and the Company to promote the Company's support services. Sales assistants work with certain of the more senior territory managers. At December 31, 1997 there were 66 territory managers and assistants employed by the Company.

  At December 31, 1997, the Company also employed 8 district managers, each responsible for supervising and monitoring the activities of territory managers located in his assigned area. To supplement its primary sales force, the Company maintains a telemarketing group which solicits and accepts orders from customers between regular visits by territory managers.

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

  The Company has developed a personal computer-based system for use by its customers which includes a color digitized catalog, electronic ordering and order editing capabilities and, additional software programs to enable the dealer to increase profitability.

  Operations. The Company's ability to fill and deliver small quantity orders for many different items enables customers to place orders on an as-needed basis, and in turn, to reduce inventory investment, storage and control costs. The Company's "fill-rate" -- the percentage of items shipped within 48 hours of receipt of an order -- is a measure of the efficiency of its order processing, inventory control and warehouse operations. In 1996 the Company's fill-rate, which has generally exceeded 95%, fell as a result of disruption to operations caused by changes made to the warehouse. By the end of 1997 the fill-rate had returned to normal levels. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Deliveries are made on a regular basis primarily by the Company's fleet of approximately 40 owned and leased trucks and vans. The Company's sales personnel generally call on customers weekly, and deliveries of merchandise are normally made within two or three business days after placement of an order.

  Direct Shipment Program. As an additional service to its customers, the Company maintains a direct shipment program under which customers order and receive shipments of some products directly from suppliers but are invoiced through the Company. These programs enable the Company to distribute products that would be inconvenient or expensive to stock at its warehouse, such as commodity building materials, and allow customers to receive discounts that otherwise might not be available to them. In 1997, approximately 35% of the Company's net sales were attributable to purchases under the direct shipment program.

--------------------------------------------------------------------------------

CUSTOMERS

  The Company currently services approximately 1,200 customers, including retail home centers, hardware stores, building materials dealers, combination stores and a limited number of mass merchandisers. No customer or affiliated group of customers accounted for more than 2% of the Company's 1997 net sales.

  The Company's current customers are located primarily in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Virginia.

  From time to time the Company receives extended terms from its suppliers which it passes on to its customers.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PURCHASING, SUPPLIERS AND INVENTORY MANAGEMENT

  The Company distributes approximately 36,450 items purchased from approximately 1,400 manufacturers. The Company's ten largest vendors in 1997 accounted for approximately 21.1% of total Company purchases, but no single manufacturer accounted for more than 3.6% of the Company's total purchases during the year. The Company has no long-term supply or distribution agreements with its vendors. Substantially all products of the type distributed by the Company are available from a number of manufacturers.

  Because inventory constitutes a substantial portion of the Company's total assets, efficient control of inventory is an important management priority. The Company's inventory turns (determined by dividing cost of stocked goods sold by average monthly inventory) were 5.1 in both 1997 and 1996.

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

--------------------------------------------------------------------------------

EMPLOYEES

  As of December 31, 1997, the Company employed 404 persons, of whom approximately 175 are subject to a collective bargaining agreement expiring in December 1998. The Company has not experienced any strikes or work stoppages and considers its relationship with employees to be good.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company as of March 1, 1998, their ages and their present positions with the Company and their principal occupations since 1992 are as follows:

                       NAME                          AGE                             POSITION
                       ----                          ---                             --------

William Riley......................................  66     Chairman of the Board and Chief Executive Officer

Pierce E. Marks, Jr................................  69     Vice Chairman

Michael J. Gaines..................................  55     President and Chief Operating Officer(1)

L. Ward Edwards....................................  61     Vice President -- Finance, Treasurer and Secretary

Andrew W. Reid.....................................  50     Vice President -- Sales

Gregory S. Murphy..................................  35     Vice President -- Operations(2)

(1) Mr. Gaines was employed by Grossman's, a home center chain, from 1993 to 1996; he was employed by Triangle Building Centers, a home center chain, from 1992 to 1993; prior to that he was employed by Mr. Goodbuys, a home center chain, from 1990 to 1992.

(2) Mr. Murphy was employed by Decatur-Hopkins, a hardware distributor, from 1982 to 1997.

  Officers are elected annually and serve at the discretion of the Board of Directors.

--------------------------------------------------------------------------------

PROPERTIES

  The Company's distribution facility and executive offices are located in a single 430,000 square foot facility, with a 65,000 square foot mezzanine, on a 30-acre site in Pelham, Alabama. The Company leases the Pelham facility pursuant to a lease entered into in connection with the issuance of industrial development bonds. The Company has guaranteed payment of the principal and interest on such bonds, and in 1997 paid an aggregate of $665,000 pursuant to such lease agreement. The Company has options to purchase the property for a nominal cost at the expiration of the lease. The Company believes that its Pelham facility is adequate for its presently foreseeable needs. The Company also leases 20,000 square foot warehouse redistribution facilities in Winston-Salem, North Carolina and in Ocala, Florida for monthly rental of approximately $4,700 and $5,300, respectively, and office space in Atlanta, Georgia and New York, New York for which lease payments are approximately $64,000 and $87,000 per annum, respectively.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

COMMON STOCK INFORMATION

  The Company's common stock trades on The Nasdaq Stock Market(SM) under the symbol MHCO. The following table shows the high and low sales prices by quarter in 1997 and 1996.

                                                                   1997                   1996
                                                              ---------------        ---------------
QUARTER ENDED                                                 HIGH        LOW        HIGH        LOW
-------------                                                 ----        ---        ----        ---
March 31,...................................................   3 5/8       2 3/4      3 1/2       3 1/2
June 30,....................................................   3 3/8       2 3/4      4 1/4       3 5/8
September 30,...............................................   3           2          3 5/8       3 5/8
December 31,................................................   3 3/8       2 3/8      3 7/8       3 1/4

  At March 5, 1998 there were 72 holders of record of the Company's common stock. Since a large number of these holders are nominees, the Company believes beneficial holders represent a substantially larger number.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                   YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------------------
                                                   1997         1996         1995         1994         1993
                                                 ---------    ---------    ---------    ---------    ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
     Net sales.................................  $ 145,730    $ 145,785    $ 142,157    $ 136,236    $ 129,355
     Cost of sales.............................    133,114      132,329      127,076      120,945      114,684
                                                 ---------    ---------    ---------    ---------    ---------
     Gross profit..............................     12,616       13,456       15,081       15,291       14,671
     Selling and administrative expenses.......     13,705       14,140       13,094       12,360       12,861
                                                 ---------    ---------    ---------    ---------    ---------
     Operating income (loss)...................     (1,089)        (684)       1,987        2,931        1,810
     Interest expense, net.....................        991          908          659          595          539
                                                 ---------    ---------    ---------    ---------    ---------
     Income (loss) before income tax
       (benefit)...............................     (2,080)      (1,592)       1,328        2,336        1,271
     Income tax (benefit)......................       (664)        (520)         520          880          465
                                                 ---------    ---------    ---------    ---------    ---------
     Net income (loss).........................  $  (1,416)   $  (1,072)   $     808    $   1,456    $     806
                                                 =========    =========    =========    =========    =========
     Per share -- basic and diluted data:
          Net income (loss)....................  $    (.66)   $    (.50)   $     .37    $     .65    $     .36
                                                 =========    =========    =========    =========    =========
     Weighted average common shares
       outstanding.............................  2,135,000    2,159,000    2,203,000    2,249,000    2,265,000
                                                 =========    =========    =========    =========    =========

                                                                         DECEMBER 31,
                                                 -------------------------------------------------------------
                                                   1997         1996         1995         1994         1993
                                                 ---------    ---------    ---------    ---------    ---------
                                                                        (IN THOUSANDS)
Balance Sheet Data:
     Current assets............................  $  44,940    $  43,876    $  39,597    $  42,747    $  35,921
     Property and equipment -- net.............      8,273        8,771        7,421        7,216        7,420
     Other assets..............................        984          825          797          785          776
                                                 ---------    ---------    ---------    ---------    ---------
          Total assets.........................  $  54,197    $  53,472    $  47,815    $  50,748    $  44,117
                                                 =========    =========    =========    =========    =========
     Current liabilities.......................  $  21,482    $  31,860    $  26,316    $  29,318    $  23,531
     Long-term debt............................     18,397        5,111        3,996        4,699        5,198
     Deferred income taxes.....................      1,150        1,129        1,059          988          968
     Stockholders' equity......................     13,168       15,372       16,444       15,743       14,420
                                                 ---------    ---------    ---------    ---------    ---------
          Total liabilities and stockholders'
            equity.............................  $  54,197    $  53,472    $  47,815    $  50,748    $  44,117
                                                 =========    =========    =========    =========    =========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA -- UNAUDITED

                     QUARTERLY FINANCIAL DATA -- UNAUDITED
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                        1ST QUARTER         2ND QUARTER         3RD QUARTER         4TH QUARTER
                                     -----------------   -----------------   -----------------   -----------------
                                      1997      1996      1997      1996      1997      1996      1997      1996
                                      ----      ----     -------    ----     -------    ----     -------    ----
Net sales..........................  $37,842   $38,680   $35,424   $35,843   $40,000   $39,280   $32,464   $31,982
Gross profit.......................    3,217     3,710     2,924     3,220     3,514     3,252     2,961     3,274
Net income (loss)..................  $  (381)  $   108   $  (561)  $  (429)  $    45   $  (372)  $  (519)  $  (379)
                                     =======   =======   =======   =======   =======   =======   =======   =======
Net income (loss) per share --basic
  and diluted......................  $  (.18)  $   .05   $  (.26)  $  (.20)  $   .02   $  (.17)  $  (.25)  $  (.18)
                                     =======   =======   =======   =======   =======   =======   =======   =======

  Sales in the 1st and 3rd quarters are higher than in other quarters due to additional sales generated by Dealers' Marts. The majority of the additional sales are factory direct shipments which carry a lower gross margin than warehouse shipments so the gross margin percentage for these quarters is lower than in others. Sales and margin in the 2nd quarter are affected to a lesser degree by a special promotion.

  Although sales for the year 1997 were flat compared to 1996, sales for the last two quarters show improvement over the prior year while sales for the first two quarters were less than the same quarters of the prior year.

  Because of expanded efforts to increase sales of lumber and building materials, factory direct shipments increased as a percent of total sales in 1997. Because factory direct shipments carry a lower gross margin percentage, the gross profit percentage in 1997 is generally lower than in 1996. In the 3rd quarter gross profit and the gross profit percentage increased because of improvements in warehouse and delivery expense.

--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

  In 1996 operations were disrupted by major changes and improvements made to the warehouse resulting in higher warehouse expense and a lower than normal service level. In addition, selling and administrative expenses increased, due in part to personnel changes. As a result, there was a net loss for the year of $1,072,000 compared to net income of $808,000 in 1995.

  Although net sales for 1997 were flat compared to 1996, there was a 6% decrease in warehouse shipments, which was offset by an increase in factory direct shipments, which carry a lower gross margin. The resulting decrease in total gross margin was only partially offset by expense reductions and the net loss for 1997 was $1,416,000.

  There were important personnel changes in 1997. See Management Changes, Page
13.

NET SALES

  Net sales in 1997 were flat compared to 1996. Warehouse shipments were down 5.6% which was offset by an increase in factory direct shipments. The increase in factory direct shipments is due to the Company's expanded efforts to increase sales of lumber and building materials.

  Gross margins on direct shipments are lower than gross margins on warehouse shipments; however, expenses related to direct shipments are also lower. While the trend toward factory direct shipments has resulted in decreased gross margins, the Company believes that direct shipments are an important part of its business as a full-service wholesale distributor.

  The following table sets forth the major elements of net sales in the past three years.

                                                                   YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------
                                                         1997                1996                1995
                                                   ----------------    ----------------    ----------------
                                                                    (DOLLARS IN THOUSANDS)
Net Sales:
  Warehouse shipments............................  $ 94,960    65.2%   $100,582    69.0%   $ 98,558    69.3%
  Factory direct shipments.......................    50,770    34.8      45,203    31.0      43,599    30.7
                                                   --------   -----    --------   -----    --------   -----
          Net Sales..............................  $145,730   100.0%   $145,785   100.0%   $142,157   100.0%
                                                   ========   =====    ========   =====    ========   =====

OPERATIONS

  The following table sets forth certain financial data as a percentage of net sales for the past three years:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                              1997         1996         1995
                                                              -----        -----        -----
Net sales...................................................  100.0%       100.0%       100.0%
                                                              =====        =====        =====
Gross margin................................................   15.2%        16.0%        16.1%
Warehouse and delivery expense..............................    6.5          6.8          5.5
                                                              -----        -----        -----
Gross profit................................................    8.7          9.2         10.6
Selling and administrative expense..........................    9.4          9.7          9.2
                                                              -----        -----        -----
Operating income (loss) ....................................    (.7)         (.5)         1.4
Interest expense, net.......................................     .7           .6           .5
                                                              -----        -----        -----
Income (loss) before income tax (benefit)...................   (1.4)%       (1.1)%         .9%
                                                              =====        =====        =====

GROSS MARGIN

  The gross margin percentage in 1997 decreased to 15.2% from 16.0% in 1996 and 16.1% in 1995. The decrease was due to the increase in factory direct shipments as a percent of total sales.

  Although total gross margin dollars in the 1st and 3rd quarters are normally higher than in other quarters, the gross margin percentages for the first and third quarters are typically lower than in other quarters. This is because of increased sales generated at Dealers' Marts held during the 1st and 3rd quarters which include a higher proportion

--------------------------------------------------------------------------------
of factory direct shipments at lower gross margins. In 1998 there will be Dealers Marts in the first, second and third quarters.

  The following table sets forth gross margin and gross margin percentages and year-to-year changes by quarter for the last three years.

                                                                                                INCREASE (DECREASE)
                                                                                                  VS. SAME QUARTER
                                                                GROSS MARGIN                      IN PREVIOUS YEAR
                                                       ------------------------------      ------------------------------
                                                           AMOUNT          PERCENTAGE          AMOUNT          PERCENTAGE
                            QUARTER                    (IN THOUSANDS)       OF SALES       (IN THOUSANDS)        POINTS
                            -------                    --------------      ----------      --------------      ----------
1995   --  1st.......................................      $5,829             16.3%            $  14               (.8)%
           2nd.......................................       5,924             16.2                12              (1.3)
           3rd.......................................       5,807             15.5              (129)              (.7)
           4th.......................................       5,388             16.8              (158)              (.6)

1996   --  1st.......................................       5,913             15.3                84              (1.0)
           2nd.......................................       5,815             16.2              (109)               --
           3rd.......................................       5,955             15.2               148               (.3)
           4th.......................................       5,681             17.8               293               1.0

1997   --  1st.......................................       5,511             14.6              (402)              (.7)
           2nd.......................................       5,394             15.2              (421)             (1.0)
           3rd.......................................       5,843             14.6              (112)              (.6)
           4th.......................................       5,354             16.5              (327)             (1.3)

WAREHOUSE AND DELIVERY EXPENSE

  In 1997 warehouse and delivery expense decreased by $422,000, compared to 1996. However, as a percent of warehouse shipments this expense was up slightly. In 1996 the Company expanded and modernized its warehouse. This project disrupted warehouse operations and increased warehouse expense. As a result, in 1996 warehouse and delivery expense increased $2,041,000 compared to 1995 and as a percent of warehouse shipments increased from 8.7% to 9.9%.

  The Company is taking several steps to improve service level, increase warehouse efficiency, and reduce error rates. These steps thus far have significantly improved service level and somewhat improved error rates. Ongoing efforts to reduce expense include resetting the warehouse. The resetting and related expense began in the second quarter of 1997 and the Company presently expects these efforts will be substantially completed by the end of the second quarter of 1998.

  The following table shows the trend of warehouse and delivery expense by quarter for the last three years.

                                                                                              INCREASE (DECREASE)
                                                     WAREHOUSE & DELIVERY EXPENSE               VS. SAME QUARTER
                                                   --------------------------------             IN PREVIOUS YEAR
                                                                        PERCENTAGE       ------------------------------
                                                       AMOUNT          OF WAREHOUSE          AMOUNT          PERCENTAGE
                        QUARTER                    (IN THOUSANDS)       SHIPMENTS        (IN THOUSANDS)        POINTS
                        -------                    --------------      ------------      --------------      ----------
1995  --   1st...............................          $1,982               8.0%             $  62                .1%
           2nd...............................           2,019               8.0                 28               (.1)
           3rd...............................           2,035               8.1                 41                .2
           4th...............................           1,831               7.7               (182)              (.7)

1996  --   1st...............................           2,203               8.5                221                .5
           2nd...............................           2,595              10.1                576               2.1
           3rd...............................           2,703              10.3                668               2.2
           4th...............................           2,407              10.5                576               2.8

1997  --   1st...............................           2,294               9.4                 91                .9
           2nd...............................           2,470              10.3               (125)               .2
           3rd...............................           2,329               9.3               (374)             (1.0)
           4th...............................           2,393              11.0                (14)               .5


SELLING AND ADMINISTRATIVE EXPENSE

  As a result of personnel and other expense reductions made during the first half of the year, selling and administrative expense in 1997 decreased by $435,000, or 3.1%, compared to 1996. This expense increased

--------------------------------------------------------------------------------

$1,046,000, or 8.0%, in 1996 compared to 1995 due, in part, to personnel changes, severance pay to terminated employees and moving expenses of new employees.

  The following table shows the quarterly trend of selling and administrative expense in the last three years.

                                                                                              INCREASE (DECREASE)
                                                        SELLING & ADMINISTRATIVE                VS. SAME QUARTER
                                                                EXPENSE                         IN PREVIOUS YEAR
                                                     ------------------------------      ------------------------------
                                                         AMOUNT          PERCENTAGE          AMOUNT          PERCENTAGE
                         QUARTER                     (IN THOUSANDS)       OF SALES       (IN THOUSANDS)        POINTS
                         -------                     --------------      ----------      --------------      ----------
1995  --   1st.................................          $3,145              8.8%            $ 115               (.1)%
           2nd.................................           3,400              9.3               296                .1
           3rd.................................           3,382              9.0                84                .0
           4th.................................           3,167              9.9               239                .7

1996  --   1st.................................           3,339              8.6               194               (.2)
           2nd.................................           3,732             10.4               332               1.1
           3rd.................................           3,593              9.1               211                .1
           4th.................................           3,476             10.9               309               1.0

1997  --   1st.................................           3,497              9.2               158                .6
           2nd.................................           3,528             10.0              (204)              (.4)
           3rd.................................           3,212              8.0              (381)             (1.1)
           4th.................................           3,468             10.7                (8)              (.2)


INTEREST EXPENSE

  In 1997 net interest expense increased $83,000 or 9.1% over 1996 due to increased average borrowings to finance higher average trade receivables. Interest expense in 1996 increased by $249,000, or 37.8%, over 1995 due to increased borrowings to finance the warehouse improvements and higher average inventories.

EARNINGS PER SHARE

  In late November 1997 the Company purchased 300,000 shares of its common stock for treasury. Because the purchase was late in the year the effect on weighted average shares outstanding was small. Had the purchase not been made, the loss per share -- basic and diluted, for the year would have been $.65 per share compared to the $.66 per share reported. If the purchase had taken place at the beginning of the year, the loss per share -- basic and diluted, would have been $.76.

LIQUIDITY AND CAPITAL RESOURCES

  The Company finances its working capital requirements with a line of credit under which it may borrow up to 85% of eligible receivables up to a maximum of $15,000,000. The Company believes this credit facility is adequate to finance its working capital needs. Actual borrowings under lines of credit and the average interest rate were as follows during the past three years:

                                                                                                 WEIGHTED
                                                                                                 AVERAGE    YEAR-END
                                                        AVERAGE       YEAR-END       MAXIMUM     INTEREST   INTEREST
                                                     BORROWINGS(1)   BORROWINGS    BORROWINGS    RATE(2)      RATE
                                                     -------------   -----------   -----------   --------   --------
1995...............................................   $3,301,000     $ 7,750,000   $ 8,500,000     8.92%     8.50%
1996...............................................    6,198,000      10,450,000    10,450,000     8.38      8.25
1997...............................................    7,231,000      14,389,000    14,389,000     8.63      8.50

  Average borrowings in 1996 increased over 1995 to finance higher average inventories as well as the loss for the year. Average borrowings in 1997 were up only slightly from 1996 as average inventory levels were lowered offsetting borrowings required to finance the loss for the year and capital expenditures. Borrowings at December 31, 1997 were $3,939,000 higher than at December 31, 1996 due to higher year-end trade receivables as well as the loss for the year, capital expenditures, the purchase of treasury stock and principal payments on other long-term debt.

--------------------------------------------------------------------------------

  Typically, borrowings are greatest in December, January and February as average inventories increase as the Company takes advantage of special year-end buying opportunities from its suppliers. Borrowings then decrease as the inventory returns to normal levels.

(1) The average amount outstanding during the period was computed by dividing the daily outstanding principal balances by the number of days of the year.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense including availability fees by the average borrowings.

  Trade receivables increased $1,257,000 or 5.7% and $728,000 or 3.4% at December 31, 1997 and 1996, respectively, compared to the prior year mainly due to increased sales with extended payment terms in the fourth quarters.

  The following are the number of inventory items carried and average inventory turns for the last three years.

                                                              NUMBER OF    AVERAGE
                                                                ITEMS     INVENTORY
                                                               CARRIED      TURNS
                                                              ---------   ---------
1995........................................................   36,600        5.0
1996........................................................   36,600        5.1
1997........................................................   36,450        5.1

  At December 31, 1997 inventories decreased $658,000 or 3.7% compared to the prior year. In order to improve the "fill rate" (the percentage of items shipped within 48 hours of the receipt of an order) on customer orders, which decreased due to warehouse disruption, inventories were increased in the latter part of 1996. Accounts payable at December 31, 1997 decreased $294,000 or 1.6% from December 31, 1996.

  Capital expenditures in 1997 were $792,000. Depreciation and amortization for 1997 was $1,268,000.

MANAGEMENT CHANGES

  In March 1997 Mr. E. H. White, the Company's President and Chief Executive Officer, resigned. Mr. William Riley, Chairman, was elected to the additional post of Chief Executive Officer and Mr. Michael J. Gaines was elected President and Chief Operating Officer of the Company. Mr. Gaines previously served as Vice President of Merchandising. Later in the year Mr. Edwin F. Plemons was appointed to head the merchandising department. In November Mr. Gregory S. Murphy was appointed Vice President of Operations. Mr. Murphy held a similar position with another hardware wholesaler.

IMPACT OF YEAR 2000

  Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  The Company is in the process of assessing which portions of its software will have to be modified or replaced so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total year 2000 project cost is not yet available. To date, the Company has not incurred any material costs related to the development of a modification plan.

--------------------------------------------------------------------------------

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

  Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements. "Expects" and "Believes" indicate the presence of forward-looking statements. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are the following:

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

     - changes in general economic conditions; and

     - impact of year 2000 on the Company's information systems.
--------------------------------------------------------------------------------

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
--------------------------------------------------------------------------------

Board of Directors
Moore-Handley, Inc.

  We have audited the accompanying balance sheets of Moore-Handley, Inc. as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moore-Handley, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                  /s/ Ernst & Young LLP

Birmingham, Alabama
February 20, 1998

--------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
For the Years Ended December 31, 1997, 1996 and 1995

                                                       1997           1996           1995
---------------------------------------------------------------------------------------------
Net sales........................................  $145,730,000   $145,785,000   $142,157,000
Cost of merchandise sold.........................   123,628,000    122,421,000    119,209,000
Warehouse and delivery expense...................     9,486,000      9,908,000      7,867,000
                                                   ------------   ------------   ------------
Cost of sales....................................   133,114,000    132,329,000    127,076,000
                                                   ------------   ------------   ------------
Gross profit.....................................    12,616,000     13,456,000     15,081,000
Selling and administrative expense...............    13,705,000     14,140,000     13,094,000
                                                   ------------   ------------   ------------
Operating income (loss)..........................    (1,089,000)      (684,000)     1,987,000
Interest expense, net............................       991,000        908,000        659,000
                                                   ------------   ------------   ------------
Income (loss) before provision for income tax
   (benefit).....................................    (2,080,000)    (1,592,000)     1,328,000
Income tax (benefit).............................      (664,000)      (520,000)       520,000
                                                   ------------   ------------   ------------
Net income (loss)................................  $ (1,416,000)  $ (1,072,000)  $    808,000
                                                   ============   ============   ============
Per share -- basic and diluted data:
   Net income (loss) per common share............  $       (.66)  $       (.50)  $        .37
                                                   ============   ============   ============
   Weighted average common shares outstanding....     2,135,000      2,159,000      2,203,000
                                                   ============   ============   ============

                            See accompanying notes.

--------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------
December 31, 1997 and 1996

                           ASSETS                                1997           1996
----------------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents.............................  $ 1,155,000    $   596,000
      Trade receivables, net of allowance for doubtful
       accounts of $1,100,000 in 1997 and 1996..............   23,252,000     21,995,000
      Other receivables.....................................    2,089,000      1,969,000
      Merchandise inventory.................................   17,035,000     17,693,000
      Prepaid expenses......................................      226,000        243,000
      Refundable income taxes...............................      632,000        870,000
      Deferred income taxes.................................      551,000        510,000
                                                              -----------    -----------
            Total current assets............................   44,940,000     43,876,000
Prepaid pension cost........................................      955,000        789,000
Property and equipment:
      Land..................................................      718,000        718,000
      Buildings.............................................    9,288,000      8,797,000
      Equipment.............................................    9,603,000      9,504,000
      Less accumulated depreciation.........................  (11,336,000)   (10,248,000)
                                                              -----------    -----------
      Net property and equipment............................    8,273,000      8,771,000
Deferred charges, net of accumulated amortization of $71,000
   and $64,000 in 1997 and 1996, respectively...............       29,000         36,000
                                                              -----------    -----------
Total Assets................................................  $54,197,000    $53,472,000
                                                              ===========    ===========

                            See accompanying notes.

--------------------------------------------------------------------------------

            LIABILITIES AND STOCKHOLDERS' EQUITY                 1997           1996
----------------------------------------------------------------------------------------
Current liabilities:
      Bank loans............................................  $        --    $10,450,000
      Accounts payable......................................   17,840,000     18,134,000
      Accrued payroll.......................................      437,000        453,000
      Other accrued liabilities.............................    2,034,000      1,690,000
      Long-term debt due within one year....................    1,171,000      1,133,000
                                                              -----------    -----------
            Total current liabilities.......................   21,482,000     31,860,000

Long-term debt, less amount due within one year.............   18,397,000      5,111,000
Deferred income taxes.......................................    1,150,000      1,129,000
Stockholders equity:
      Common stock, $.10 par value: 10,000,000 shares
       authorized, 2,510,040 shares issued..................      251,000        251,000
      Capital in excess of par value........................   12,883,000     12,883,000
      Retained earnings.....................................    2,665,000      4,081,000
      Less:
         Treasury stock at cost, 655,497 and 355,497 shares
           in 1997 and 1996, respectively...................   (2,631,000)    (1,843,000)
                                                              -----------    -----------
         Total stockholders' equity.........................   13,168,000     15,372,000
                                                              -----------    -----------
Total Liabilities and Stockholders' Equity..................  $54,197,000    $53,472,000
                                                              ===========    ===========

                            See accompanying notes.

--------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
For the Years Ended December 31, 1997, 1996 and 1995

                                                                       COMMON STOCK
                                                                --------------------------
                                                                 SHARES            AMOUNT
------------------------------------------------------------------------------------------
Balance at December 31, 1994................................    2,510,040         $251,000
Purchase of shares for treasury.............................           --               --
Net income..................................................           --               --
                                                                ---------         --------
Balance at December 31, 1995................................    2,510,040          251,000
Purchase of shares for treasury.............................           --               --
Net loss....................................................           --               --
                                                                ---------         --------
Balance at December 31, 1996................................    2,510,040          251,000
Purchase of shares for treasury.............................           --               --
Net loss....................................................           --               --
                                                                ---------         --------
Balance at December 31, 1997................................    2,510,040         $251,000
                                                                =========         ========

                            See accompanying notes.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

    CAPITAL IN                       TREASURY STOCK                         TOTAL
     EXCESS OF      RETAINED     ----------------------    LOANS TO     STOCKHOLDERS'
     PAR VALUE      EARNINGS     SHARES       AMOUNT       OFFICERS        EQUITY
------------------------------------------------------------------------------------------------------------------
    $12,883,000    $4,345,000    300,497    $(1,587,000)   $(149,000)    $15,743,000
             --            --     45,000       (213,000)     106,000        (107,000)
             --       808,000         --             --           --         808,000
    -----------    ----------    -------    -----------    ---------     -----------
     12,883,000     5,153,000    345,497     (1,800,000)     (43,000)     16,444,000
             --            --     10,000        (43,000)      43,000              --
             --    (1,072,000)        --             --           --      (1,072,000)
    -----------    ----------    -------    -----------    ---------     -----------
     12,883,000     4,081,000    355,497     (1,843,000)          --      15,372,000
             --            --    300,000       (788,000)          --        (788,000)
             --    (1,416,000)        --             --           --      (1,416,000)
    -----------    ----------    -------    -----------    ---------     -----------
    $12,883,000    $2,665,000    655,497    $(2,631,000)   $      --     $13,168,000
    ===========    ==========    =======    ===========    =========     ===========

                            See accompanying notes.

--------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
For the Years Ended December 31, 1997, 1996 and 1995

                                                                 1997           1996           1995
-------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income (loss)......................................  $(1,416,000)   $(1,072,000)   $   808,000
     Adjustments to reconcile net income (loss) to net cash
       (used in) provided by operating activities:
          Depreciation and amortization.....................    1,268,000      1,176,000      1,084,000
          Provision for doubtful accounts...................      224,000        500,000        422,000
          Gain on sale of equipment.........................      (86,000)       (10,000)       (17,000)
          Deferred income taxes.............................      (20,000)        30,000        315,000
          Change in assets and liabilities:
               Trade and other receivables..................   (1,601,000)    (1,356,000)    (1,191,000)
               Merchandise inventory........................      658,000     (2,362,000)     3,382,000
               Prepaid expenses.............................       17,000        (28,000)        28,000
               Prepaid pension cost.........................     (166,000)       (54,000)       (31,000)
               Loan to officer..............................           --         19,000         12,000
               Accounts payable and accrued expenses........       34,000      2,679,000     (2,253,000)
               Refundable or accrued income taxes...........      238,000       (551,000)      (443,000)
                                                              -----------    -----------    -----------
               Total adjustments............................      566,000         43,000      1,308,000
                                                              -----------    -----------    -----------
               Net cash (used in) provided by operating
                 activities.................................     (850,000)    (1,029,000)     2,116,000
Cash flows from investing activities:
     Capital expenditures...................................     (792,000)    (2,519,000)    (1,299,000)
     Proceeds from sale of equipment........................      115,000         10,000         34,000
                                                              -----------    -----------    -----------
          Net cash used in investing activities.............     (677,000)    (2,509,000)    (1,265,000)
Cash flows from financing activities:
     Net borrowings (repayments) under bank loans...........  (10,450,000)     2,700,000       (750,000)
     Principal payments under long-term debt................   (1,065,000)      (978,000)      (682,000)
     Additional long-term borrowings........................   14,389,000      2,258,000        104,000
     Purchase of treasury stock.............................     (788,000)       (43,000)      (107,000)
                                                              -----------    -----------    -----------
          Net cash provided by (used in) financing
            activities......................................    2,086,000      3,937,000     (1,435,000)
                                                              -----------    -----------    -----------
          Net increase (decrease) in cash and cash
            equivalents.....................................      559,000        399,000       (584,000)
Cash and cash equivalents at beginning of year..............      596,000        197,000        781,000
                                                              -----------    -----------    -----------
Cash and cash equivalents at end of year....................  $ 1,155,000    $   596,000    $   197,000
                                                              ===========    ===========    ===========

               Supplemental Disclosures of Cash Flow Information

                                                                 1996           1995           1994
                                                                 ----           ----           ----
Cash paid (refunded) during the year for:
     Interest...............................................  $   929,000    $   867,000    $   742,000
     Income taxes...........................................     (882,000)        29,000        647,000

           Supplemental Disclosures of Non-cash Financing Activities

                                                                 1996           1995           1994
                                                                 ----           ----           ----
Purchase of treasury stock in exchange for loan to
  officer...................................................  $        --    $        --    $   106,000

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

  Certain Concentrations

  The Company is a wholesaler of hardware and building material products and as such grants credit to its customers, most of whom are independent retailers located in the Southeast. The Company performs periodic credit evaluations of its customers' financial condition and obtains personal guarantees and/or security interests where it deems necessary.

  As of December 31, 1997, the Company employed 404 persons, of whom approximately 175 are subject to a collective bargaining agreement expiring in December, 1998.

  Inventory

  Inventory is stated at the lower of weighted average cost or market.

  Property and Equipment

  Property and equipment is stated at cost and depreciation is computed using the straight line method over estimated useful lives as follows:

Buildings.....................................................     25-31.5 years
Equipment.....................................................        3-10 years

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

  Income per Common Share

  Basic net income per share is based on the weighted average number of common shares outstanding and net income. Diluted net income per share is based on the weighted average of common shares outstanding plus the effect of dilutive employee stock options and net income.

  Revenue Recognition

  The Company recognizes revenues when goods are shipped.

2. Loans to Officers

  In 1996 the Company loaned an employee who has since left the Company $100,000 in connection with the purchase of a home and which loan became due upon the sale of his former residence. This note which bore interest at 1% above the prime lending rate was repaid in 1997.

  The Company also has a demand note of $5,000 outstanding to an officer which bears interest at the prime rate.

3. Long-Term Debt

  Long-term debt at December 31, 1997 and 1996 includes industrial development bonds and obligations under capital leases financing transportation equipment.

  The Company is a party to lease agreements with an industrial development board which are being accounted for as asset purchases. Under the agreements, industrial development bonds were issued and the proceeds used to purchase land of $534,000 and building and equipment of $8,881,000. The Company has an
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

unconditional obligation to pay the principal and interest at 92% of prime (8.5% December 31, 1997) on the bonds and has options to purchase the property for a nominal cost at the expiration of the lease.

  The Company has financed the purchase of certain transportation and computer equipment with leases. The leases, which include interest, are being accounted for as capital leases. Total capital leases outstanding at December 31, 1997 and 1996 were $3,441,000 and $4,244,000, respectively. Annual installments of principal on all capital leases decrease from approximately $885,000 in 1998 to $812,000 in 2001.

  The Company has financed a $2,000,000 warehouse modernization program with a term loan payable in equal monthly principal payments thru January, 2004 together with interest at 8.25%. The balance of this term loan outstanding as of December 31, 1997 and 1996 was $1,738,000 and $2,000,000 respectively.

  On August 7, 1997 the Company entered into a credit agreement under which it may borrow up to 85% of eligible receivables up to a maximum of $15,000,000, of which $14,389,000 was outstanding at December 31, 1997. The borrowings bear interest at the prime interest rate or, at the Company's option, 2 1/2% over LIBOR, and are secured by the Company's trade receivables. The Company is charged a commitment fee of 1/2% on the unused portion of the line of credit. Unless extended this line of credit becomes due in August 1999. This credit facility replaced the Company's lines of credit with banks totaling $10,000,000 ($12,000,000 available at December 31, 1996 of which $10,450,000 was outstanding as of December 31, 1996) and one of which was amended in the second quarter of 1997 to avoid a violation of a debt covenant.

  Maturities of long-term debt during the next five years are as follows:

1998...........................    1,171,000
1999...........................   15,551,000
2000...........................    1,153,000
2001...........................    1,098,000
2002...........................      286,000
Thereafter.....................      309,000
                                 -----------
                                 $19,568,000
                                 ===========

  Interest expense on long-term debt and bank loans for the years ended December 31, 1997, 1996 and 1995 was $929,000, $975,000, and $739,000 respectively.

4. Commitments

  Total future rental payments under non-cancelable equipment operating leases which expire in 2000 are $142,000. Annual rentals for the remainder of the lease terms are as follows:

1998................................  $92,000
1999................................   49,000
2000................................    1,000

  Rental expense was $384,000, $394,000, and $442,000 in 1997, 1996 and 1995,
respectively.

5. Income Tax

  The provision for income tax (benefit) consists of the following:

                                   1997        1996        1995
                                 ---------   ---------   --------
Current:
  Federal......................  $(633,000)  $(542,000)  $199,000
  State........................    (11,000)     (8,000)     6,000
Deferred.......................    (20,000)     30,000    315,000
                                 ---------   ---------   --------
                                 $(664,000)  $(520,000)  $520,000
                                 =========   =========   ========

  Deferred income tax expense (benefit) is related to the following items:

                                   1997        1996        1995
                                 ---------   ---------   --------
Depreciation...................  $  (3,000)  $  35,000   $ 54,000
Provision for pension
  expenses.....................     24,000      35,000     17,000
Accrued health insurance and
  vacation costs...............    (58,000)     15,000     (1,000)
Inventory costs capitalized for
  tax purposes.................     23,000     (28,000)   222,000
Provision for writedown of
  excess inventory.............     (6,000)    (27,000)    23,000
                                 ---------   ---------   --------
                                 $ (20,000)  $  30,000   $315,000
                                 =========   =========   ========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

  The deferred income tax liabilities (assets) are reflected in the balance sheets as follows:

                                                1997        1996
                                             ----------   ---------
Current assets
  Accrued health insurance and vacation
    costs..................................  $ (151,000)  $ (93,000)
  Allowance for doubtful accounts..........    (409,000)   (409,000)
  Inventory costs capitalized for tax
    purposes...............................      83,000      60,000
  Reserve for write down of excess
    inventory..............................     (74,000)    (68,000)
                                             ----------   ---------
                                               (551,000)   (510,000)
Non-current liabilities
  Depreciation.............................     815,000     818,000
  Provision for pension expenses...........     335,000     311,000
                                             ----------   ---------
                                              1,150,000   1,129,000
                                             ----------   ---------
Net liability..............................  $  599,000   $ 619,000
                                             ==========   =========

  The provision for income taxes (benefit) differs from the statutory federal income tax rate as a result of the following:

                                          PERCENT OF PRE-TAX INCOME
                                         ---------------------------
                                         1997       1996       1995
                                         -----      -----      -----
Statutory U. S. income tax rate........   (34)%      (34)%      34%
Increase in rates resulting from:
  State income taxes -- net of federal
    benefit............................    --         --         2
  Non-deductible and other items.......     2          1         3
                                          ---        ---        --
Effective income tax rate..............   (32)%      (33)%      39%
                                          ===        ===        ==

6. Pension Plans
  The Company has two trusteed, noncontributory, qualified defined benefit pension plans ("Pension Plans") covering substantially all employees of the Company. Retirement benefits are provided based on employees' years of service and earnings. Contributions to the Pension Plans are based on the amount necessary to fund the net periodic pension cost. Contributions are limited to the amount that can be currently deducted for federal income tax purposes and are based on the amount necessary to fund the minimum level required by the Employee Retirement Income Security Act of 1974.

  The Company's net periodic pension cost for the last three years included the following components:

                         1997        1996        1995
                       ---------   ---------   ---------
Service cost --
  benefits earned
  during the period..  $ 270,000   $ 273,000   $ 254,000
Interest cost on
  projected benefit
  obligation.........    392,000     356,000     268,000
Actual return on
  assets.............   (475,000)   (260,000)   (255,000)
Net amortization and
  deferral...........    143,000     (30,000)     70,000
                       ---------   ---------   ---------
Net periodic pension
  cost...............  $ 330,000   $ 339,000   $ 337,000
                       =========   =========   =========

  The following table sets forth the assets and liabilities of the plans and the amount of the net prepaid pension cost recognized in the Company's balance sheets as of December 31, 1997 and 1996.

                                   1997         1996
                                ----------   ----------
Actuarial present value of
  benefit obligations:
  Vested benefit
     obligations..............  $5,118,000   $4,626,000
  Nonvested benefit
     obligations..............      66,000       38,000
                                ----------   ----------
  Accumulated benefit
     obligations..............   5,184,000    4,664,000
  Effect of projected future
     salary increases.........   1,088,000    1,064,000
                                ----------   ----------
  Projected benefit
     obligations..............   6,272,000    5,728,000
Plan assets at fair
  value(a)....................   6,594,000    5,775,000
                                ----------   ----------
Plan assets in excess of
  projected benefit
  obligations.................     322,000       47,000
Unrecognized obligations at
  transition..................     362,000      444,000
Unrecognized net loss.........     163,000      186,000
Unrecognized prior service
  cost........................     108,000      112,000
                                ----------   ----------
Net prepaid pension cost
  recognized in the balance
  sheet.......................  $  955,000   $  789,000
                                ==========   ==========

  (a) Plan assets consist of debt securities and comingled funds.

  The assumed rates used to measure the projected benefit obligations and the expected earnings on plan assets at December 31 for the last three years were:

Weighted average discount rate..................    7%
Long-term rate of return on assets..............    7%
Increase in future compensation levels..........    4%

  The Company has 401(k) savings plans covering substantially all employees. Contributions by the Company are discretionary and no contributions were made in 1997, 1996 or 1995.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

7. Incentive Compensation Plan

  On May 23, 1991 the stockholders approved the 1991 Incentive Compensation Plan pursuant to which a maximum aggregate of 460,000 shares of common stock may be issued to employees and directors until April 12, 2001.

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price for the employees' stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by Financial Accounting Standards Board (FASB) Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996; risk-free interest rate of 7%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .34; a weighted-average expected life of the option of 4.0 and 5.3 years, respectively; and a weighted average grant date fair value of options granted of $1.24 and $1.48, respectively.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                          1997          1996         1995
                       -----------   -----------   --------
Pro forma net income
  (loss)               $(1,463,000)  $(1,161,000)  $771,000
                       ===========   ===========   ========
Pro forma net income
  (loss) per share --
  basic and diluted    $      (.69)  $      (.54)  $    .35
                       ===========   ===========   ========

  The effects of FASB Statement 123 on pro forma net income or loss in 1997, 1996 and 1995 is not likely to be representative of the effects on pro forma net income or loss in future years.

  As of December 31, 1997 the following options have been granted under this plan:

     A. Options to officers for 80,000 shares at $3.75 per share (market value at date of grant) exercisable through April 2001 in four equal annual installments beginning April 12, 1992. Options for 40,000 shares were forfeited in 1997, 30,000 shares have been exercised, and 10,000 were outstanding as of December 31, 1997.

     B. Options to Independent Directors for 12,000 shares at $5.00 per share, 4,000 shares at $4.75 per share, 4,000 shares at $4.875 per share, 4,000 at $3.50 per share and 4,000 at $3.375 per share (market value at date of grant) exercisable through May 2005.

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

     D. Options to Officer for 100,000 shares at $5.50 per share (market value at date of grant) exercisable through June, 2005, in five installments of 18,181 shares and one installment of 9,095 beginning in June 1997. These options were cancelled in 1997.

     E. Options to Officers and employees for 150,000 shares were granted in 1996 at $3.375 to $3.625 per share (market value at date of grant) exercisable through 2006 in five equal installments beginning in 1997. These options have a weighted average exercise price of approximately $3.48. Of these, 75,000 have been cancelled.

     F. Options to Officers for 125,000 shares were granted in 1997 at $2.375 to $3.267 per share (market value at date of grant) exercisable through 2007 in five equal installments beginning in 1998. These options have a weighted average exercise price of approximately $2.91.

8. Earnings Per Share

  Basic and diluted earnings per share were the same for 1997, 1996 and 1995. The numerator for basic and diluted earnings per share includes net income
(loss) of $(1,416,000), $(1,072,000) and $808,000 for 1997, 1996 and 1995,
respectively. The denominator for basic earnings per share includes weighted average common shares outstanding of 2,135,000, 2,159,000 and 2,191,000 for 1997, 1996 and 1995, respectively. The denominator for diluted earnings per share includes, in addition to the above weighted average common shares, 12,000 shares related to employee stock options for 1995.

--------------------------------------------------------------------------------

                              MOORE-HANDLEY, INC.

                               Index of Exhibits

                                                                              PAGE
EXHIBIT NO.                           DESCRIPTION                             NO.
-----------                           -----------                           --------
   1(a)       Restated Certificate of Incorporation of Company, filed as        #
                Exhibit 3(a) to the Company's Annual Report on Form 10-K
                for the year ended December 31, 1987 and incorporated
                herein by reference.
    (a)-1     Amendment to Restated Certificate of Incorporation dated May      #
                7, 1987, filed as Exhibit 3(a)-1 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1987
                and incorporated herein by reference.
    (b)       By-laws of the Company, filed as Exhibit 3(d) to the              #
                Company's Registration Statement on Form S-1 (Reg. No.
                33-3032) and incorporated herein by reference.
    (b)-1     Article VII of By-laws of the Company, as amended May 7,          #
                1987 filed as Exhibit 3(b)-1 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1987
                and incorporated herein by reference.
   2(a)       Lease Agreement, dated as of December 30, 1986, between the       #
                Company and the Industrial Development Board of the Town
                of Pelham (the "Board"), filed as Exhibit 10(cc) to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1987 and incorporated herein by reference.
    (b)       Guarantee Agreement, dated as of December 30, 1986, between       #
                the Company and the First Alabama Bank of Birmingham, as
                Trustee ("Trustee"), filed as Exhibit 10(dd) to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1987 and incorporated herein by reference.
    (c)       Mortgage and Trust Indenture, dated as of December 30, 1986,      #
                between the Trustee and the Board, filed as Exhibit 10(ee)
                to the Company's Annual Report on Form 10-K for the year
                ended December 31, 1987 and incorporated herein by
                reference.
   3(a)       The Moore-Handley, Incorporated Salaried Pension Plan,          # *
                effective January 1, 1985, as amended, filed as Exhibit
                10(n) to the Company's Registration Statement on Form S-1
                (Reg. No. 33-3032) and incorporated herein by reference.
    (a)-1     Amendment No. 4 to The Moore-Handley Incorporated Salaried      # *
                Pension Plan, dated February 10, 1992 but effective
                January 1, 1987, filed as Exhibit 10(n)-1 to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1991 and incorporated herein by reference.
    (a)-2     Amendment No. 5 to The Moore-Handley Incorporated Salaried      # *
                Pension Plan, dated February 10, 1992 but effective
                January 1, 1988, filed as Exhibit 10(n)-2 to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1991 and incorporated herein by reference.
    (a)-3     Amended and Restated Moore-Handley, Inc. Salaried Pension       # *
                Plan, dated February 10, 1992 but effective January 1,
                1989, filed as Exhibit 10(n)-3 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1991
                and incorporated herein by reference.
    (a)-4     Amendment No. 6 to The Moore-Handley Incorporated Salaried      # *
                Pension Plan, dated February 10, 1992, filed as Exhibit
                10(n)-4 to the Company's Annual Report on Form 10-K for
                the year ended December 31, 1991 and incorporated herein
                by reference.
    (a)-5     Amendment No. 2 to The Moore-Handley Incorporated Salaried      # *
                Pension Plan, dated December 29, 1994, filed as Exhibit
                10(n)-5 to the Company's Annual Report on Form 10-K for
                the year ended December 31, 1994 and incorporated herein
                by reference.
    (b)       The Moore-Handley Salaried Employees' Savings Plan and          # *
                Trust, effective January 1, 1985, as amended, filed as
                Exhibit 10(p) to the Company's Registration Statement on
                Form S-1 (Reg. No. 33-3032) and incorporated herein by
                reference.

--------------------------------------------------------------------------------

                                                                              PAGE
EXHIBIT NO.                           DESCRIPTION                             NO.
-----------                           -----------                           --------
    (b)-1     Amended and restated The Moore-Handley Salaried Employees'      # *
                Savings Plan and Trust dated February 4, 1994 but
                effective January 1, 1989, filed as Exhibit 10(p)-1 to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1994 and incorporated herein by reference.
   4          The Moore-Handley Return-on-Investment Bonus Program, dated     # *
                February 23, 1983, filed as Exhibit 10(r) to the Company's
                Registration Statement on Form S-1 (Reg. No. 33-3032) and
                incorporated herein by reference.
   5          Form of Stock Subscription Agreement, dated as of January       # *
                29, 1986, between the Company and certain managers of the
                Company, filed as Exhibit 10(aa) to the Company's
                Registration Statement on Form S-1 (Reg. No. 33-3032) and
                incorporated herein by reference.
   6          1991 Incentive Compensation Plan, filed as Exhibit A to the     # *
                Company's Proxy Statement dated April 30, 1991 and
                incorporated herein by reference.
   7          The Moore-Handley, Inc. Employees' 401(k) Profit Sharing        # *
                Prototype Non-Standardized Adoption Agreement effective
                July 1, 1993, filed as Exhibit 10(gg) to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1993 and incorporated herein by reference.
   8          Financing Agreement, dated August 7, 1997, between the            #
                Company and The CIT Croup/Business Credit, Inc. filed as
                Exhibit 10(ii) to the Company's Quarterly Report on Form
                10-Q for the quarter ended June 30, 1997 and incorporated
                herein by reference.
  21          List of Subsidiaries filed as Exhibit 21 to the Company's         30
                Annual Report on Form 10-K for the 30 year ended December
                31, 1997.
  27          Financial Data Schedule (For SEC purposes only).                 31

# Incorporated by reference.
*  Exhibits identified by * are management compensation contracts.

--------------------------------------------------------------------------------

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MOORE-HANDLEY, INC.

                                            By:     /s/ L. WARD EDWARDS
                                              ----------------------------------
                                                       L. Ward Edwards
                                                Vice President, Treasurer and
                                                     Secretary and Director
                                                  (Principal Accounting and
                                                       Financial Officer)

March 26, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                           CAPACITY                           DATE
                      ---------                                           --------                           ----

                  /s/ WILLIAM RILEY                    Chairman of the Board, Director and Chief        March 23, 1998
-----------------------------------------------------    Executive Officer
                    William Riley

              /s/ PIERCE E. MARKS, JR.                 Vice Chairman and Director                       March 23, 1998
-----------------------------------------------------
                Pierce E. Marks, Jr.

                /s/ MICHAEL J. GAINES                  President and Chief Operating Officer            March 25, 1998
-----------------------------------------------------
                  Michael J. Gaines

                 /s/ L. WARD EDWARDS                   Vice President, Treasurer and Secretary and      March 26, 1998
-----------------------------------------------------    Director (Principal Accounting and
                   L. Ward Edwards                       Financial Officer)

                /s/ MICHEAL B. STUBBS                  Director                                         March 25, 1998
-----------------------------------------------------
                  Micheal B. Stubbs

                /s/ RONALD J. JUVONEN                  Director                                         March 25, 1998
-----------------------------------------------------
                  Ronald J. Juvonen

--------------------------------------------------------------------------------