Form 10-Q
period 1998-03-31
MOORE HANDLEY INC /DE/
filed 1998-05-06
CIK 788951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                For the transition period from           to
                                               ----------   --------

                         COMMISSION FILE NUMBER 0-14324
                                                -------

                               MOORE-HANDLEY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       63-0819773
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation of organization)                        Identification No.)


HIGHWAY 31 SOUTH, PELHAM, ALABAMA                           35124
----------------------------------------                  ----------
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
                             Yes    X      No
                                  -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Common stock, $.10 par value                       1,854,543 shares
--------------------------------                 --------------------------
            Class                                Outstanding at May 6, 1998

                               MOORE-HANDLEY, INC.
                                      INDEX



Item No.                                                               Page No.
--------                                                               --------
PART I.  FINANCIAL INFORMATION - UNAUDITED

1. Balance Sheets -
            March 31, 1998 and 1997 and December 31, 1997..............      3

        Statements of Operations -
            Three Months Ended March 31, 1998 and 1997.................      4

        Statements of Cash Flows -
            Three Months Ended March 31, 1998 and 1997.................      5

        Note to Financial Statements...................................      6

2.      Management's Discussion and Analysis
            of Financial Condition and Results of Operations...........   7-10

PART II.  OTHER INFORMATION

6.      Exhibits and Reports on Form 8-K...............................     10

Signature..............................................................     11

                               MOORE-HANDLEY, INC.
                                 BALANCE SHEETS
                  MARCH 31, 1998 AND 1997 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                                                                MARCH 31,                           DECEMBER 31,
                                                                    ----------------------------------              -----------
                                                                       1998                   1997                     1997
                                                                    -----------            -----------              ----------
ASSETS:
Current assets:                                                     (unaudited)            (unaudited)
   Cash and cash equivalents.............................           $   866,000            $   590,000              $ 1,155,000
   Trade receivables, net................................            29,626,000             24,507,000               23,252,000
   Other receivables.....................................             2,580,000              1,814,000                2,089,000
   Merchandise inventory.................................            16,502,000             14,087,000               17,035,000
   Prepaid expenses......................................               444,000                462,000                  226,000
   Refundable income tax.................................               632,000                734,000                  632,000
   Deferred income taxes.................................               551,000                510,000                  551,000
                                                                    -----------            -----------              -----------
        Total current assets.............................            51,201,000             42,704,000               44,940,000
Prepaid pension cost.....................................               965,000                811,000                  955,000
Property and equipment...................................            19,716,000             19,386,000               19,609,000
   Less accumulated depreciation.........................           (11,662,000)           (10,563,000)             (11,336,000)
                                                                    -----------            -----------              -----------
        Net property and equipment.......................             8,054,000              8,823,000                8,273,000
Deferred charges, net....................................                27,000                 34,000                   29,000
                                                                    -----------            -----------              -----------
                                                                    $60,247,000            $52,372,000              $54,197,000
                                                                    ===========            ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank loans............................................           $      ---             $ 8,000,000              $      ---
   Accounts payable......................................            25,542,000             20,265,000               17,840,000
   Accrued payroll.......................................               453,000                431,000                  437,000
   Other accrued liabilities.............................             2,030,000              1,568,000                2,034,000
   Long-term debt due in one year........................             1,160,000              1,151,000                1,171,000
                                                                    -----------            -----------              -----------
        Total current liabilities........................            29,185,000             31,415,000               21,482,000
Long-term debt...........................................            16,695,000              4,837,000               18,397,000
Deferred income taxes....................................             1,150,000              1,129,000                1,150,000
Stockholders' equity:
   Common stock, $.10 par value;
        10,000,000 shares authorized,
        2,510,040 shares issued..........................               251,000                251,000                  251,000
   Other stockholders' equity............................            12,966,000             14,740,000               12,917,000
                                                                    -----------            -----------              -----------
        Total stockholders' equity.......................            13,217,000             14,991,000               13,168,000
                                                                    -----------            -----------              -----------
                                                                    $60,247,000            $52,372,000              $54,197,000
                                                                    ===========            ===========              ===========


                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                   1998                   1997
                                                                -----------           -----------

Net sales....................................................   $40,472,000           $37,842,000

Cost of merchandise sold.....................................    34,406,000            32,331,000
Warehouse and delivery expense...............................     2,254,000             2,294,000
                                                                -----------           -----------
Cost of sales................................................    36,660,000            34,625,000
                                                                -----------           -----------
Gross profit.................................................     3,812,000             3,217,000
Selling and administrative expense...........................     3,374,000             3,498,000
                                                                -----------           -----------
Operating income (loss)......................................       438,000              (281,000)
Interest expense, net........................................       365,000               280,000
                                                                -----------           -----------
Income (loss) before provision for income tax (benefit)......        73,000              (561,000)
Income tax (benefit).........................................        24,000              (180,000)
                                                                -----------           -----------
Net income (loss)............................................   $    49,000           $  (381,000)
                                                                ===========           ===========


Net income (loss) per common share - basic and diluted ......   $       .03           $      (.18)
                                                                ===========           ===========

Weighted average common shares outstanding...................     1,855,000             2,154,000
                                                                ===========           ===========





                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                       1998             1997
                                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ............................................     $    49,000      $  (381,000)
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
       Depreciation and amortization ..........................         326,000          315,000
       Provision for doubtful accounts ........................          60,000          145,000
       Change in assets and liabilities:
         Trade and other receivables ..........................      (6,925,000)      (2,502,000)
         Merchandise inventory ................................         533,000        3,606,000
         Accounts payable and accrued expenses ................       7,714,000        1,987,000
         Other assets .........................................        (226,000)        (103,000)
                                                                    -----------      -----------
         Total adjustments ....................................       1,482,000        3,448,000
                                                                    -----------      -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES ...........       1,531,000        3,067,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ........................................        (107,000)        (367,000)
                                                                    -----------      -----------
     NET CASH USED IN INVESTING ACTIVITIES ....................        (107,000)        (367,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments of bank loans ..................................              --       (2,450,000)
  Principal payments of long-term debt ........................      (1,713,000)        (256,000)
                                                                    -----------      -----------
     NET CASH USED IN FINANCING ACTIVITIES ....................      (1,713,000)      (2,706,000)
                                                                    -----------      -----------

Net (decrease) in cash and cash equivalents ...................        (289,000)          (6,000)

Cash and cash equivalents at beginning of period ..............       1,155,000          596,000
                                                                    -----------      -----------

Cash and cash equivalents at end of period ....................     $   866,000      $   590,000
                                                                    ===========      ===========


                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (INFORMATION PERTAINING TO THE THREE MONTHS
                   ENDED MARCH 31, 1998 AND 1997 IS UNAUDITED)


1.  BASIS OF PRESENTATION

        The financial statements included herein have been prepared by Moore-Handley, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission on March 27, 1998.

        The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

2.  INCOME PER COMMON SHARE

        Basic net income per share is based on the weighted average number of common shares outstanding and net income. Diluted net income per share is based on the weighted average of common shares outstanding plus the effect of dilutive Employee stock options and net income. Basic and diluted earnings per share were the same for the first quarter of 1997 and 1998.

3.      REVENUE RECOGNITION

        The Company recognizes revenues when goods are shipped.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


NET SALES

        Net sales for the quarter ended March 31, 1998 were up 6.9% compared to the same quarter in the prior year. Warehouse shipments increased 3.3% and factory direct shipments increased 13.5%. The increase in factory direct shipments reflects record sales at a Dealers' Mart held during the quarter and the Company's expanded efforts to increase sales of lumber and building materials.

        Gross margins on direct shipments are lower than gross margins on warehouse shipments; however, expenses related to direct shipments are also lower. While the trend toward factory direct shipments has resulted in decreased gross margins, the Company believes that direct shipments are an important part of its business as a full-service wholesale distributor.


        The following table sets forth the major elements of net sales:


                                         Three Months Ended March 31,
                                         ----------------------------
                                           1998                1997
                                           ----                ----
                                            (dollars in thousands)
Net Sales:
     Warehouse shipments ........     $25,131   62.1%    $24,322   64.3%
     Factory direct shipments ...      15,341   37.9      13,520   35.7
                                      -------  -----     -------  -----
       Net Sales ................     $40,472  100.0%    $37,842  100.0%
                                      =======  =====     =======  =====


OPERATIONS

        The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                             Three Months Ended
                                                March 31,
                                                ---------
                                              1998       1997
                                              ----       ----
Net sales ............................       100.0%     100.0%
                                             =====      =====
Gross margin .........................        15.0       14.6
Warehouse and delivery expense .......         5.6        6.1
                                             -----      -----
Gross profit .........................         9.4        8.5
Selling and administrative expenses ..         8.3        9.2
                                             -----      -----
Operating income (loss) ..............         1.1        (.7)
Interest expense, net ................          .9         .7
                                             -----      -----
Income (loss) before provision
  for income tax (benefit) ...........          .2%      (1.5)%
                                             =====      =====

GROSS MARGIN

        The gross margin percentage for the first quarter of 1998 was 15.0%, up from 14.6% in the first quarter of 1997. The increase is due to a new pricing program begun late in 1997 and to lower cost of merchandise as the Company has taken increased advantage of special buying opportunities offered by suppliers. These factors were offset somewhat by the increase in factory direct shipments as a percentage of total sales.

        The following table sets forth the gross margin dollars, gross margin percentages and year-over-year changes for 1997 and the first quarter of 1998:

                                                         Increase (Decrease)
                                                          vs. Same Quarter
                 Gross Margin                             in Previous Year
           --------------------------                    ------------------
                      Amount       Percentage          Amount       Percentage
  Quarter         (in thousands)    of Sales       (in thousands)     Points
  -------         --------------    --------       --------------     ------
1997 - 1st           $5,511          14.6            $ (402)           (.7)
       2nd            5,394          15.2              (421)          (1.0)
       3rd            5,843          14.6              (112)           (.6)
       4th            5,354          16.5              (327)          (1.3)

1998 - 1st            6,066          15.0             $ 555             .4


WAREHOUSE AND DELIVERY EXPENSES

        As a percentage of warehouse shipments, warehouse and delivery expenses decreased to 9.0% in the first quarter of 1998 from 9.4% in the same quarter last year. Ongoing efforts to further reduce warehouse expense include resetting the warehouse which the Company now expects will not be completed until the end of the year.

        The following table shows the trend in warehouse and delivery expenses in 1997 and the first quarter of 1998:

                                                        Increase (Decrease)
         Warehouse and Delivery                          vs. Same Quarter
               Expenses                                   in Previous Year
        ------------------------                       ----------------------
                                Percentage
                   Amount       of Warehouse          Amount          Percentage
  Quarter      (in thousands)      Sales          (in thousands)        Points
  -------      --------------   ------------      --------------      ----------

1997 - 1st         $2,294            9.4               $ 91               .9
       2nd          2,470           10.3               (125)              .2
       3rd          2,329            9.3               (374)            (1.0)
       4th          2,393           11.0                (14)              .5

1998 - 1st          2,254            9.0               $(40)             (.4)

SELLING AND ADMINISTRATIVE EXPENSES

        Selling and administrative expenses for the first quarter of 1997 included an accrual of $225,000 for severance pay; no similar expense occurred in 1998. This savings was offset in part by increases in other selling and administrative expenses and overall these expenses decreased $123,000 for the quarter ended March 31, 1998 compared to the same quarter of 1997.

        The following table shows the quarterly trend in selling and administrative expenses in 1997 and the first quarter of 1998.

                                                         Increase (Decrease)
       Selling and Administrative                         vs. Same Quarter
               Expenses                                   in Previous Year
       --------------------------                      -----------------------
                     Amount         Percentage          Amount        Percentage
  Quarter        (in thousands)      of Sales       (in thousands)      Points
 ---------       --------------     ----------      --------------    ----------

1997 - 1st          $3,498             9.2             $ 158               .6
       2nd           3,528            10.0              (204)             (.4)
       3rd           3,212             8.0              (381)            (1.1)
       4th           3,486            10.7                (8)             (.2)

1998 - 1st          $3,374             8.3             $(123)             (.9)

LIQUIDITY AND CAPITAL RESOURCES

        From December 31, 1997 to March 31, 1998 the Company's net trade receivables increased by $6,374,000 or 27.9%. The increase was due to the higher level of sales in March 1998 (which includes shipment of orders taken at a Dealers Mart held in February) and because of extended terms given to customers as a part of a sales promotion conducted in January.

        Inventories decreased by $533,000 or 3.1% in the same period. However, inventories were up $2,414,000 compared to March 31, 1997 as the Company took increased advantage of special buying opportunities offered by suppliers.

        Trade payables increased $7,702,000 or 43.2% from December 1997 because of extended terms received from suppliers in connection with the Dealers' Mart.

        At March 31, 1998 the Company had unused lines of credit of $2,035,000, which it believes are adequate to finance its working capital requirements.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements. The use of words such as "Expects" and "Believes" indicate the presence of forward-looking statements. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are the following:

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

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- 27 Financial Data Schedule (For SEC purposes only).

     (b) There were no reports on Form 8-K filed by the Company during the three month period ended March 31, 1998.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     MOORE-HANDLEY, INC.
                                                  --------------------------
                                                        (Registrant)



Date:   May 6, 1998                                 /s/ L. Ward Edwards
     -------------------                          -------------------------
                                                       L. Ward Edwards
                                                  Vice President, Treasurer
                                                        and Secretary
                                                  (Principal Accounting and
                                                     Financial Officer)