Form 10-Q
period 1998-06-30
MOORE HANDLEY INC /DE/
filed 1998-07-29
CIK 788951

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                 For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-14324
                                                -------
-------------------------------------------------------------------------------


                              MOORE-HANDLEY, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           63-0819773
-------------------------------                        ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation of organization)                           Identification No.)

3140 PELHAM PARKWAY, PELHAM, ALABAMA                             35124
------------------------------------                     ---------------------
(Address of principal executive offices)                       (Zip Code)

                                 (205) 663-8011
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                              Yes    X      No
                                   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.10 par value                           1,854,543 shares
----------------------------                     ----------------------------
          Class                                  Outstanding at July 17, 1998

                              MOORE-HANDLEY, INC.

                                     INDEX

Item No.                                                                                Page No.
--------                                                                                --------

PART I.  FINANCIAL INFORMATION - UNAUDITED

1.  Balance Sheets -
          June 30, 1998 and 1997 and December 31, 1997..................................     3

    Statements of Operations -
          Three Months and Six Months Ended June 30, 1998 and 1997......................     4

    Statements of Cash Flows -
          Six Months Ended June 30, 1998 and 1997.......................................     5

    Note to Financial Statements........................................................     6

2.  Management's Discussion and Analysis
          of Financial Condition and Results of Operations..............................  7-11

PART II.  OTHER INFORMATION

4.  Submission of Matters to a Vote of Security Holders.................................    11

6.  Exhibits and Reports on Form 8-K                                                        12

    Exhibit Index ......................................................................    12

    Signatures .........................................................................    13

                              MOORE-HANDLEY, INC.
                                 BALANCE SHEETS
                  JUNE 30, 1998 AND 1997 AND DECEMBER 31, 1997
                                  (UNAUDITED)


                                                                  JUNE 30,                   DECEMBER 31,
                                                      ------------------------------         ------------
                                                          1998               1997                1997
                                                      -----------        -----------         ------------
ASSETS:
Current assets:                                       (unaudited)        (unaudited)
   Cash and cash equivalents...................       $   248,000        $   647,000         $ 1,155,000
   Trade receivables, net......................        27,974,000         21,683,000          23,252,000
   Other receivables...........................         3,021,000          1,672,000           2,089,000
   Merchandise inventory.......................        15,660,000         14,695,000          17,035,000
   Prepaid expenses............................           420,000            476,000             226,000
   Refundable income tax.......................            40,000          1,037,000             632,000
   Deferred income taxes.......................           551,000            510,000             551,000
                                                      -----------        -----------         -----------
      Total current assets.....................        47,914,000         40,720,000          44,940,000
Prepaid pension cost...........................           975,000            853,000             955,000
Property and equipment.........................        18,749,000         19,666,000          19,609,000
   Less accumulated depreciation...............       (10,934,000)       (10,878,000)        (11,336,000)
                                                     ------------        -----------         -----------
      Net property and equipment...............         7,815,000          8,788,000           8,273,000
Deferred charges, net..........................            25,000             32,000              29,000
                                                      -----------        -----------         -----------
                                                      $56,729,000        $50,393,000         $54,197,000
                                                      ===========        ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank loans..................................       $       ---        $ 9,800,000         $       ---
   Accounts payable............................        21,720,000         16,803,000          17,840,000
   Accrued payroll.............................           624,000            529,000             437,000
   Other accrued liabilities...................         1,930,000          2,012,000           2,034,000
   Long-term debt due in one year..............         1,150,000          1,151,000           1,171,000
                                                      -----------        -----------         -----------
      Total current liabilities................        25,424,000         30,295,000          21,482,000
Long-term debt.................................        16,880,000          4,539,000          18,397,000
Deferred income taxes..........................         1,150,000          1,129,000           1,150,000
Stockholders' equity:
   Common stock, $.10 par value;
      10,000,000 shares authorized,
      2,510,040 shares issued..................           251,000            251,000             251,000
   Other stockholders' equity..................        13,024,000         14,179,000          12,917,000
                                                      -----------        -----------         -----------
      Total stockholders' equity...............        13,275,000         14,430,000          13,168,000
                                                      -----------        -----------         -----------
                                                      $56,729,000        $50,393,000         $54,197,000
                                                      ===========        ===========         ===========


                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                         THREE MONTHS                  SIX MONTHS
                                                         ENDED JUNE 30,              ENDED JUNE 30,
                                                      1998          1997          1998           1997
                                                  -----------   -----------   -----------    -----------
Net sales...................................      $38,012,000   $35,424,000   $78,484,000    $73,266,000
Cost of merchandise sold....................       31,975,000    30,030,000    66,381,000     62,361,000
Warehouse and delivery expense..............        2,220,000     2,470,000     4,473,000      4,764,000
                                                  -----------   -----------   -----------    -----------
Cost of sales...............................       34,195,000    32,500,000    70,854,000     67,125,000
                                                  -----------   -----------    ----------     ----------
Gross profit................................        3,817,000     2,924,000     7,630,000      6,141,000
Selling and administrative expense..........        3,367,000     3,528,000     6,742,000      7,025,000
                                                   ----------   -----------   -----------    -----------
Operating income (loss).....................          450,000      (604,000)      888,000       (884,000)
Interest expense, net.......................          354,000       217,000       719,000        498,000
                                                  -----------   -----------   -----------    -----------
Income (loss) before provision for
 income tax (benefit).......................           96,000      (821,000)      169,000     (1,382,000)
Income tax (benefit)........................           38,000      (260,000)       62,000       (440,000)
                                                  -----------   -----------   -----------    -----------
Net income (loss)...........................      $    58,000   $  (561,000)  $   107,000    $  (942,000)
                                                  ===========   ===========   ===========    ===========

Net income (loss) per common share

 - basic and diluted .......................      $       .03   $      (.26)  $       .06    $      (.44)
                                                  ===========   ===========   ===========    ===========

Weighted average common

 shares outstanding.........................        1,855,000     2,154,000     1,855,000      2,154,000
                                                  ===========   ===========   ===========    ===========




                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)


                                                                                     1998            1997
                                                                                  ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................................................    $   107,000       $ (942,000)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
          Depreciation and amortization                                            639,000          630,000
          Provision for doubtful accounts..................................        120,000           60,000
          Gain on sale of equipment........................................       (177,000)         (20,000)
          Change in assets and liabilities:
             Trade and other receivables...................................     (5,774,000)         549,000
             Merchandise inventory.........................................      1,375,000        2,998,000
             Accounts payable and accrued expenses.........................      3,963,000         (933,000)
             Other assets..................................................        382,000         (460,000)
                                                                               -----------       ----------
             Total adjustments.............................................        528,000        2,824,000
                                                                               ------------      ----------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                           635,000        1,882,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures....................................................     (  297,000)        (647,000)
   Proceeds from sale of equipment   ......................                        293,000           20,000
                                                                               -----------       ----------
      NET CASH USED IN INVESTING ACTIVITIES                                         (4,000)        (627,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments of bank loans..............................................           ---          (650,000)
   Principal payments of long-term debt....................................     (1,538,000)        (554,000)
                                                                               -----------       ----------
      NET CASH USED IN FINANCING ACTIVITIES................................     (1,538,000)      (1,204,000)
                                                                               -----------       ----------

Net increase (decrease) in cash and cash equivalents.......................       (907,000)          51,000

Cash and cash equivalents at beginning of period...........................      1,155,000          596,000
                                                                               -----------         --------

Cash and cash equivalents at end of period.................................    $   248,000       $  647,000
                                                                               ===========       ==========


                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   (INFORMATION PERTAINING TO THE SIX MONTHS
                   ENDED JUNE 30, 1998 AND 1997 IS UNAUDITED)

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

2.  INCOME PER COMMON SHARE

      Basic net income per share is based on the weighted average number of common shares outstanding and net income. Diluted net income per share is based on the weighted average of common shares outstanding plus the effect of dilutive employee stock options and net income. Basic and diluted earnings per share were the same for the first and second quarters of 1997 and 1998.

3.  REVENUE RECOGNITION

      The Company recognizes revenues when goods are shipped.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        During the first six months of 1998 the Company has incurred special expenses of approximately $200,000 in connection with resetting the warehouse, programming expense related to the year 2000 and the start up of two new businesses: a commercial and industrial division to be operated in conjunction with the Company's hardware customers and a paint and paint sundries division. These expenses were largely offset by a special gain of $177,000 realized on the sale of equipment in the second quarter. These special expenses are expected to continue in the second half without any offsetting gains.

NET SALES

      Net sales for the quarter ended June 30, 1998 were up 7.3% compared to the same quarter in the prior year. Warehouse shipments increased 6.5% and factory direct shipments increased 9.0%. For the six months warehouse shipments increased 4.9%, factory direct shipments increased 11.4% and net sales increased 7.1%.

        Much of the increase in warehouse shipments was due to a Dealers' Mart held in June. A similar mart was not held during the second quarter of 1997. The increase in factory direct shipments was due to the Company's expanded efforts to increase sales of lumber and building materials. Orders for factory direct shipments taken at the June mart will, for the most part, be shipped and recorded in the third quarter. However, the regular third quarter mart will be held later in the quarter than in 1997 and most of the orders for both warehouse and factory direct shipments which will be taken at this year's third quarter mart will not be shipped until the fourth quarter.

      The following table sets forth the major elements of net sales:


                                                                    Three Months Ended June 30,
                                                           ---------------------------------------------
                                                                  1998                      1997
                                                           ------------------         ------------------
                                                                     (dollars in thousands)

Net Sales:
      Warehouse shipments..............................    $25,423      66.9%        $23,871       67.4%
      Factory direct shipments.........................     12,589      33.1          11,553       32.6
                                                           -------     -----         -------      -----
          Net Sales.................................       $38,012     100.0%        $35,424      100.0%
                                                           =======     =====         =======      =====



                                                                     Six Months Ended June 30,
                                                           ---------------------------------------------
                                                                  1998                       1997
                                                           ------------------        -------------------
                                                                      (dollars in thousands)

Net Sales:
      Warehouse shipments..............................    $50,554      64.4%        $48,193       65.8%
      Factory direct shipments.........................     27,930      35.6          25,073       34.2
                                                           -------     -----         -------      -----
          Net Sales.................................       $78,484     100.0%        $73,266      100.0%
                                                           =======     =====         =======      =====

OPERATIONS

      The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                                   Three Months Ended         Six Months Ended
                                                        June 30,                   June 30,
                                                  --------------------       -------------------
                                                   1998          1997         1998         1997
                                                  ------        ------       -----        -----
Net sales...................................      100.0%        100.0%       100.0%       100.0%
                                                  =====         =====        =====        =====
Gross margin................................       15.9          15.2         15.4         14.9
Warehouse and delivery expense..............        5.8           6.9          5.7          6.5
                                                  -----         -----        -----        -----
Gross profit................................       10.1           8.3          9.7          8.4
Selling and administrative expenses.........        8.9          10.0          8.6          9.6
                                                  -----         -----        -----        -----
Operating income (loss).....................        1.2          (1.7)         1.1         (1.2)
Interest expense, net.......................        0.9           0.6          0.9          0.7
                                                  -----         -----        -----        -----
Income (loss) before provision
   for income tax (benefit).................        0.3 %        (2.3)%        0.2 %       (1.9)%
                                                  =====         =====        =====        =====

GROSS MARGIN

      The gross margin percentage for the quarter ended June 30, 1998 was up 0.7% compared to the same quarter last year and for the six months increased by 0.5% compared to the prior year. The increase is due to a new pricing program begun late in 1997 and to lower cost of merchandise as the Company has taken increased advantage of special buying opportunities offered by suppliers. These factors were offset somewhat by the increase in factory direct shipments as a percentage of total sales.

      The following table sets forth the gross margin dollars, gross margin percentages and yearover-year changes for 1997 and the first and second quarters of 1998:


                                                                          Increase (Decrease)
                                                                            vs. Same Quarter
                       Gross Margin                                         in Previous Year
-------------------------------------------------------             --------------------------------
                           Amount            Percentage                 Amount            Percentage
  Quarter              (in thousands)         of Sales              (in thousands)          Points
-----------            --------------        ----------             --------------        ----------
1997 -  1st                $5,511              14.6                    $ (402)              (0.7)
        2nd                 5,394              15.2                      (421)              (1.0)
        3rd                 5,843              14.6                      (112)              (0.6)
        4th                 5,354              16.5                      (327)              (1.3)

1998 -  1st                 6,066              15.0                     $ 555                0.4
        2nd                 6,037              15.9                       643                0.7

WAREHOUSE AND DELIVERY EXPENSES

      Warehouse and delivery expense for the second quarter was reduced by the $177,000 gain on sale of delivery equipment. Excluding the gain, these expenses are down $73,000 for the quarter and $113,000 for the six months compared to the same periods last year. The 1998 quarter and six months included $60,000 and $100,000, respectively, of expense related to resetting the warehouse in order to further reduce warehouse expense. The Company expects the resetting to be largely completed by year-end.

      The following table sets forth the trend in warehouse and delivery expenses in 1997 and the first and second quarters of 1998:


                                                                           Increase (Decrease)
              Warehouse and Delivery                                        vs. Same Quarter
                    Expenses                                                 in Previous Year
----------------------------------------------------                 ------------------------------
                                         Percentage
                      Amount            of Warehouse                    Amount           Percentage
  Quarter         (in thousands)           Sales                    (in thousands)         Points
-----------        ------------         ------------                 ------------        ----------
1997 -  1st              $2,294               9.4                             $ 91            0.9
        2nd               2,470              10.3                             (125)           0.2
        3rd               2,329               9.3                             (374)          (1.0)
        4th               2,393              11.0                              (14)           0.5

1998 -  1st               2,254               9.0                             $(40)          (0.4)
        2nd               2,220               8.7                             (250)          (1.6)


SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expense for the quarter and six months is down $161,000 and $283,000, respectively, compared to the same periods of last year. In 1997, severance pay accruals of $140,000 and $365,000 were made in the second quarter and first six months, respectively. No similar expenses occurred in 1998, although expenses of $67,000 and $97,000, related to new business startups and year 2000 compliance were incurred in the 1998 second quarter and first six months, respectively.


      The following table sets forth the trend in selling and administrative expenses in 1997 and the first and second quarters of 1998.


                                                                        Increase (Decrease)
           Selling and Administrative                                     vs. Same Quarter
                    Expense                                              in Previous Year
----------------------------------------------------             --------------------------------
                        Amount            Percentage                 Amount            Percentage
  Quarter           (in thousands)         of Sales              (in thousands)          Points
-----------         --------------        ----------             --------------        ----------
1997 -  1st             $3,497               9.2                     $ 158                 0.6
        2nd              3,528              10.0                      (204)               (0.4)
        3rd              3,212               8.0                      (381)               (1.1)
        4th              3,468              10.7                        (8)               (0.2)

1998 -  1st             $3,374               8.3                     $(123)               (0.9)
        2nd              3,367               8.9                      (161)               (0.1)

INTEREST EXPENSE

         Average borrowings increased in 1998 in order to finance higher average receivables and inventories, (See Liquidity and Capital Resources). As a result, interest expense for the second quarter and first six months increased $137,000 and $221,000, respectively, compared to the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES

        From December 31, 1997 to June 30,1998 the Company's net trade receivables increased by $4,722,000 or 20.3%. The increase was due to the higher level of sales in the month of June as a result of the Dealers' Mart held in June 1998 and to additional extended dating terms given to customers as a part of sales promotions.

        Although inventories decreased $1,375,000 or 8.1% during the first six months of 1998 they were $965,000 higher at June 30, 1998 than at June 30, 1997 as the Company took advantage of special forward buying opportunities offered by suppliers.

        Trade payables increased $3,880,000, or 21.7% from December 31, 1997 to June 30, 1998 because of extended terms received from suppliers.

        At June 30, 1998 the Company had unused lines of credit of $1,556,000. The Company has begun discussions with its working capital lender to increase the line of credit to be assured of adequate working capital to finance future growth.

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

        The Company is in the process of modifying or replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Based on its current assessment of which portions of the software must be modified, the Company estimates the total cost of the year 2000 project will be approximately $100,000, of which about $10,000 has been expended through the end of the second quarter. The Company anticipates that the required modifications will be completed by December 31, 1998 and that there will be no interruption of its business.

        Even though the Company is in the process of converting its computer system so that it will be year 2000 compliant, it is possible that third parties with whom the Company does business will encounter problems with their computer systems that may have an adverse impact on the Company.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

    Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements. The use of words such as "expects" and "believes" indicate the presence of forward-looking statements. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Among the factors that could cause actual results to differ materially from estimates reflected in such forwardlooking statements are the following:

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

       - changes in general economic conditions; and

       - impact of year 2000 on the Company's information systems and those of its customers and suppliers.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of the Registrant was held on Thursday, April 23, 1998 at 10:00 a.m. At the meeting, each of Messrs. William Riley, Pierce E. Marks, Jr., L. Ward Edwards, Michael B. Stubbs and Ronald J. Juvonen was re-elected as a director of the Registrant.

    The following table sets forth the distribution of votes cast with regard to each of the nominees:


                                            Votes Cast                Votes
       Nominee                              for Nominee              Withheld
       -------                              -----------              --------
       William Riley                          1,123,396                2,205
                                            -----------              -------

       Pierce E. Marks, Jr.                   1,123,396                2,205
                                            -----------              -------

       L. Ward Edwards                        1,123,396                2,205
                                            -----------              -------

       Michael B. Stubbs                      1,123,396                2,205
                                            -----------              -------

       Ronald J. Juvonen                      1,123,396                2,205
                                            -----------              -------


      Also at the meeting, the proposed Moore-Handley, Inc. Employee Stock Purchase Plan was approved. The following table sets forth the distribution of votes cast with regard to the proposal:


                                                        Number of Votes
                                                        ---------------
      For                                                  1,113,965
                                                        ------------
      Against                                                 22,836
                                                        ------------
      Abstain                                                    800
                                                        ------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
         10(a)-- The Moore Handley, Inc. Employee Stock Purchase Plan,
                 incorporated by reference to Annex A to the Company's proxy statement for its 1998 annual meeting.
         27   -- Financial Data Schedule (For SEC Purposes Only).

    (b) There were no reports on Form 8-K filed by the Company during the three month period ended June 30,1998.


                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.                 DESCRIPTION OF EXHIBIT                      PAGE
-----------                 ----------------------                      ----
10(a). . . . . . . . . . . .The Moore-Handley, Inc. Employee Stock
                            Purchase Plan, incorporated by
                            reference to Annex A to the Company's
                            proxy statement for its 1998
                            annual meeting.

27. . . . . . . . . . . . . Financial Data Schedule (for SEC Purposes
                            Only)                                        14

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    MOORE-HANDLEY, INC.
                                                    -------------------
                                                       (Registrant)


Date:   July 28, 1998                                /s/ L. Ward Edwards
     --------------------                            --------------------
                                                        L. Ward Edwards
                                                   Vice President, Treasurer
                                                         and Secretary
                                                   (Principal Accounting and
                                                      Financial Officer)