Form 10-Q
period 1998-09-30
MOORE HANDLEY INC /DE/
filed 1998-11-03
CIK 788951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For the transition period from            to
                                                      ------------  ------------

                         COMMISSION FILE NUMBER 0-14324
                                                -------
--------------------------------------------------------------------------------


                               MOORE-HANDLEY, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                                                              63-0819773
-------------------------------                                                               ------------------
(State or other jurisdiction of                                                                (I.R.S. Employer
 incorporation of organization)                                                               Identification No.)


3140 PELHAM PARKWAY, PELHAM, ALABAMA                                                                 35124
---------------------------------------                                                             --------
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
                            Yes    X      No
                                 ------       ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Common stock, $.10 par value                                                          1,854,543 shares
  ----------------------------                                                    -------------------------------
            Class                                                                 Outstanding at October 20, 1998

                               MOORE-HANDLEY, INC.
                                      INDEX




Item No.                                                                                                    Page No.
--------                                                                                                    --------
PART I.  FINANCIAL INFORMATION - UNAUDITED

1.  Balance Sheets -
            September 30, 1998 and 1997 and December 31, 1997...............................................      3

    Statements of Operations -
            Three Months and Nine Months Ended September 30, 1998 and 1997.................................       4

    Statements of Cash Flows -
            Nine Months Ended September 30, 1998 and 1997..................................................       5

    Note to Financial Statements...........................................................................       6

2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations...............................................    7-12

PART II.  OTHER INFORMATION

6.  Exhibits and Reports on Form 8-K.......................................................................      13

    Exhibit Index..........................................................................................      13

    Signatures.............................................................................................      13

                               MOORE-HANDLEY, INC.
                                 BALANCE SHEETS
                SEPTEMBER 30, 1998 AND 1997 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                                                               SEPTEMBER 30,                       DECEMBER 31,
                                                                   ----------------------------------              ------------
                                                                       1998                    1997                     1997
                                                                       ----                    ----                     ----
ASSETS:
Current assets:                                                     (unaudited)            (unaudited)
   Cash and cash equivalents.............................          $     75,000            $   809,000              $ 1,155,000
   Trade receivables, net................................            22,697,000             25,254,000               23,252,000
   Other receivables.....................................             3,887,000              2,219,000                2,089,000
   Merchandise inventory.................................            18,900,000             14,927,000               17,035,000
   Prepaid expenses......................................               334,000                426,000                  226,000
   Refundable income tax.................................                22,000                408,000                  632,000
   Deferred income taxes.................................               551,000                510,000                  551,000
                                                                    -----------            -----------              -----------
        Total current assets.............................            46,466,000             44,553,000               44,940,000
Prepaid pension cost.....................................             1,136,000                863,000                  955,000
Property and equipment...................................            19,038,000             19,629,000               19,609,000
   Less accumulated depreciation.........................           (11,231,000)           (11,020,000)             (11,336,000)
                                                                   ------------            -----------              -----------
        Net property and equipment.......................             7,807,000              8,609,000                8,273,000
Deferred charges, net....................................                23,000                 31,000                   29,000
                                                                    -----------            -----------              -----------
                                                                    $55,432,000            $54,056,000              $54,197,000
                                                                    ===========            ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................................           $23,356,000            $22,711,000              $17,840,000
   Accrued payroll.......................................               740,000                646,000                  437,000
   Other accrued liabilities.............................             2,359,000              1,884,000                2,034,000
   Long-term debt due in one year........................             1,152,000              1,181,000                1,171,000
                                                                    -----------            -----------              -----------
        Total current liabilities........................            27,607,000             26,422,000               21,482,000
Long-term debt...........................................            13,497,000             12,030,000               18,397,000
Deferred income taxes....................................             1,150,000              1,129,000                1,150,000
Stockholders' equity:
   Common stock, $.10 par value;
        10,000,000 shares authorized,
        2,510,040 shares issued..........................               251,000                251,000                  251,000
   Other stockholders' equity............................            12,927,000             14,224,000               12,917,000
                                                                    -----------            -----------              -----------
        Total stockholders' equity.......................            13,178,000             14,475,000               13,168,000
                                                                    -----------            -----------              -----------
                                                                    $55,432,000            $54,056,000              $54,197,000
                                                                    ===========            ===========              ===========


                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                 THREE MONTHS                         NINE MONTHS
                                                ENDED SEPT. 30,                     ENDED SEPT. 30,
                                        ------------------------------      -------------------------------
                                            1998              1997              1998               1997
                                        ------------       -----------      ------------      -------------
Net sales ........................      $ 38,729,000       $40,000,000      $117,213,000      $ 113,266,000
Cost of merchandise sold .........        32,769,000        34,157,000        99,150,000         96,518,000
Warehouse and delivery expense ...         2,422,000         2,329,000         6,895,000          7,093,000
                                        ------------       -----------      ------------      -------------
Cost of sales ....................        35,191,000        36,486,000       106,045,000        103,611,000
                                        ------------       -----------      ------------      -------------
Gross profit .....................         3,538,000         3,514,000        11,168,000          9,655,000
Selling and administrative expense         3,358,000         3,212,000        10,100,000         10,237,000
                                        ------------       -----------      ------------      -------------
Operating income (loss) ..........           180,000           302,000         1,068,000           (582,000)
Interest expense, net ............           332,000           236,000         1,051,000            734,000
                                        ------------       -----------      ------------      -------------
Income (loss) before provision for
 income tax (benefit) ............          (152,000)           66,000            17,000         (1,316,000)
Income tax (benefit) .............           (55,000)           21,000             7,000           (419,000)
                                        ------------       -----------      ------------      -------------
Net income (loss) ................      $    (97,000)      $    45,000      $     10,000      $    (897,000)
                                        ============       ===========      ============      =============

Net income (loss) per common share
 - basic and diluted .............      $       (.05)      $       .02      $        .01      $        (.42)
                                        ============       ===========      ============      =============

Weighted average common
 shares outstanding ..............         1,967,000         2,154,000         1,892,000          2,154,000
                                        ============       ===========      ============      =============





                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                         1998               1997
                                                                     -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..........................................      $    10,000       $   (897,000)
   Adjustments to reconcile net income (loss)
        to net cash provided by (used in) operating activities:
            Depreciation and amortization .....................          945,000            947,000
            Provision for doubtful accounts ...................          180,000            180,000
            Gain on sale of equipment .........................         (177,000)           (84,000)
            Change in assets and liabilities:
                Trade and other receivables ...................       (1,423,000)        (3,689,000)
                Merchandise inventory .........................       (1,865,000)         2,766,000
                Accounts payable and accrued expenses .........        6,150,000          4,964,000
                Other assets ..................................          321,000            226,000
                                                                     -----------       ------------
                Total adjustments .............................        4,131,000          5,310,000
                                                                     -----------       ------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES ...        4,141,000          4,413,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .......................................         (599,000)          (819,000)
   Proceeds from sale of equipment ............................          297,000            102,000
                                                                     -----------       ------------
        NET CASH USED IN INVESTING ACTIVITIES .................         (302,000)          (717,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments of bank loans .................................             --          (10,450,000)
   Principal payments (borrowings) of long-term debt ..........       (4,919,000)         6,967,000
                                                                     -----------       ------------
        NET CASH USED IN FINANCING ACTIVITIES .................       (4,919,000)        (3,483,000)
                                                                     -----------       ------------
Net increase (decrease) in cash and cash equivalents ..........       (1,080,000)           213,000

Cash and cash equivalents at beginning of period ..............        1,155,000            596,000
                                                                     -----------       ------------

Cash and cash equivalents at end of period ....................      $    75,000       $    809,000
                                                                     ===========       ============


                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (INFORMATION PERTAINING TO THE SIX MONTHS
                 ENDED SEPTEMBER 30, 1998 AND 1997 IS UNAUDITED)


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

2.  INCOME PER COMMON SHARE

         Basic net income per share is based on the weighted average number of common shares outstanding and net income. Diluted net income per share is based on the weighted average of common shares outstanding plus the effect of dilutive employee stock options and net income. Basic and diluted earnings per share were the same for the first three quarters of 1997 and 1998.

3.  REVENUE RECOGNITION

         The Company recognizes revenues when goods are shipped.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company has incurred special expenses of approximately $160,000 during the third quarter and $360,000 during the nine months for activities including resetting the warehouse, programming expenses related to the year 2000 and the start-up of two new businesses; a commercial and industrial division to be operated in conjunction with the Company's hardware customers and a paint and paint sundries division. In addition, the Company has absorbed substantial expense in reprogramming its "Sales Helper" electronic ordering system to a Windows platform and installing a radio-frequency, bar-code electronic stocking and picking system in the warehouse. These expenses were offset in part by a special gain of $177,000 realized on the sale of equipment in the second quarter. Some of these expenses are expected to continue in the fourth quarter without any offsetting gains.

As discussed below, a change in the timing of the third quarter Dealers Mart had a negative impact on the quarter compared to the same quarter last year.

NET SALES

         Net sales for the quarter ended September 30, 1998 decreased 3.2% compared to the same quarter in the prior year. The regular third quarter Dealers' Mart was held late in the quarter and most of the orders for both warehouse and factory direct shipments will not be shipped until the fourth quarter. In 1997 the mart was held earlier and a large portion of the mart orders were shipped in the third quarter. As a result, there was a decrease of 11.7% in factory direct shipments in this years third quarter which was partially offset by an increase of 2.0% in warehouse shipments. For the nine months ended September 30, 1998, net sales were up 3.5% compared to the prior year period. Warehouse shipments increased 3.9% and factory direct shipments increased 2.7%.

As shown below, factory direct shipments decreased as a percent of total sales for the third quarter and nine months due to the timing of the third quarter Dealers' Mart.

         The following table sets forth the major elements of net sales:


                                                                              Three Months Ended September 30,
                                                                  -------------------------------------------------
                                                                           1998                        1997
                                                                  ----------------------     ----------------------
                                                                                 (dollars in thousands)
Net Sales:
        Warehouse shipments ................................      $ 25,425          65.6%    $ 24,931          62.3%
        Factory direct shipments ...........................        13,304          34.4       15,069          37.7
                                                                  --------         -----     --------         -----
            Net Sales ......................................      $ 38,729         100.0%    $ 40,000         100.0%
                                                                  ========         =====     ========         =====


                                                                             Nine Months Ended September 30,
                                                                  -------------------------------------------------
                                                                            1998                       1997
                                                                  ----------------------     ----------------------
                                                                                 (dollars in thousands)
Net Sales:
        Warehouse shipments ................................      $ 75,979          64.8%    $ 73,124          64.6%
        Factory direct shipments ...........................        41,234          35.2       40,142          35.4
                                                                  --------         -----     --------         -----
            Net Sales ......................................      $117,213         100.0%    $113,266         100.0%
                                                                  ========         =====     ========         =====

OPERATIONS

        The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,              September 30,
                                                                 -------------------        -------------------
                                                                 1998           1997        1998           1997
                                                                 -----         -----        -----         -----
Net sales ..............................................         100.0%        100.0%       100.0%        100.0%
                                                                 =====         =====        =====         =====
Gross margin ...........................................          15.4          14.6         15.4          14.8
Warehouse and delivery expense .........................           6.3           5.8          5.9           6.3
                                                                 -----         -----        -----         -----
Gross profit ...........................................           9.1           8.8          9.5           8.5
Selling and administrative expenses ....................           8.6           8.0          8.6           9.0
                                                                 -----         -----        -----         -----
Operating income (loss) ................................           0.5           0.8          0.8          (0.5)
Interest expense, net ..................................           0.9           0.6          0.9           0.6
                                                                 -----         -----        -----         -----
Income (loss) before provision
   for income tax (benefit) ............................          (0.4)%         0.2%        (0.1)%        (1.2)%
                                                                 =====         =====        =====         =====

GROSS MARGIN

         The gross margin percentage for the quarter ended September 30, 1998 increased 0.8% compared to the same quarter last year and for the nine months increased by 0.6% compared to the prior year. The increase is due to a new pricing program begun late in 1997, lower cost merchandise as the Company has taken advantage of special buying opportunities offered by suppliers and, in the third quarter of 1998, the decrease in factory direct shipments as a percentage of total sales stemming from the late scheduling of the Dealers Mart.

         The following table sets forth the gross margin dollars, gross margin percentages and year-over-year changes for 1997 and the first three quarters of 1998:


                                                                Increase (Decrease)
                                                                  vs. Same Quarter
                 Gross Margin                                     in Previous Year
--------------------------------------------------       --------------------------------
                      Amount            Percentage          Amount             Percentage
  Quarter         (in thousands)         of Sales       (in thousands)           Points
----------        --------------        ----------      --------------         ----------

1997 - 1st           $5,511                14.6             $(402)                (0.7)
       2nd            5,394                15.2              (421)                (1.0)
       3rd            5,843                14.6              (112)                (0.6)
       4th            5,354                16.5              (327)                (1.3)

1998 - 1st            6,066                15.0             $ 555                  0.4
       2nd            6,037                15.9               643                  0.7
       3rd            5,960                15.4               117                  0.8

WAREHOUSE AND DELIVERY EXPENSES

         Warehouse and delivery expense for the third quarter increased $93,000, or 4.0% compared to the same quarter last year. In the third quarter of 1997 warehouse and delivery expense was reduced by a gain of $84,000 on sale of equipment. Expense for the first nine months of 1998 was reduced $177,000 by a similar gain recorded in the second quarter. The 1998 quarter and nine months included $75,000 and $175,000, respectively, of expense related to resetting the warehouse in order to reduce warehouse expense. Resetting expenses in the same periods of 1997 were $25,000 and $36,000, respectively. The Company expects the resetting to be largely completed by year-end.

         During 1998 a warehouse stocking and picking system which utilizes radio-frequency transmission between the warehouse and the Company's central computer has been designed and substantially installed. Although the development, installation and training have been costly, the system is beginning to have a positive impact on our warehouse operations.

         The following table sets forth the trend in warehouse and delivery expenses in 1997 and the first three quarters of 1998:


                                                                Increase (Decrease)
             Warehouse and Delivery                              vs. Same Quarter
                   Expenses                                       in Previous Year
---------------------------------------------------      -----------------------------------
                                        Percentage
                     Amount            of Warehouse          Amount               Percentage
  Quarter        (in thousands)            Sales         (in thousands)             Points
----------       --------------        ------------      --------------           ----------
1997 - 1st           $2,294                9.4               $ 91                     0.9
       2nd            2,470               10.3               (125)                    0.2
       3rd            2,329                9.3               (374)                   (1.0)
       4th            2,393               11.0                (14)                    0.5

1998 - 1st            2,254                9.0               $(40)                   (0.4)
       2nd            2,220                8.7               (250)                   (1.6)
       3rd            2,422                9.5                 93                      .2

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense for the quarter increased $146,000, or 6.3% and for the nine months decreased $137,000, or 1.3% compared to the same periods of last year. In 1997, severance pay accruals of $365,000 were made in the first six months. No similar expenses occurred in 1998, although expenses of about $88,000 and $185,000, related to new business startups and year 2000 compliance were incurred in the 1998 third quarter and first nine months, respectively.

         The following table sets forth the trend in selling and administrative expenses in 1997 and the first three quarters of 1998.


                                                                  Increase (Decrease)
           Selling and Administrative                              vs. Same Quarter
                   Expense                                         in Previous Year
---------------------------------------------------      -----------------------------------
                     Amount             Percentage           Amount               Percentage
  Quarter        (in thousands)          of Sales        (in thousands)             Points
----------       --------------        ------------      --------------           ----------
1997 - 1st           $3,497                   9.2             $ 158                   0.6
       2nd            3,528                  10.0              (204)                 (0.4)
       3rd            3,212                   8.0              (381)                 (1.1)
       4th            3,468                  10.7                (8)                 (0.2)

1998 - 1st           $3,374                   8.3             $(123)                 (0.9)
       2nd            3,367                   8.9              (161)                 (0.1)
       3rd            3,358                   8.6               146                   0.6

INTEREST EXPENSE

         Average borrowings increased in 1998 in order to finance higher average receivables and inventories, (See Liquidity and Capital Resources). As a result, interest expense for the third quarter and first nine months increased $96,000, or 40.7% and $317,000, or 43.2% respectively, compared to the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES

         Although the Company's net trade receivables at September 30, 1998 decreased $2,557,000 or 10.1%, from September 30, 1997 because of lower third quarter sales, the year-to-date average outstanding receivables have been higher than the prior year. The increase is due to the generally higher level of sales and to additional extended dating terms given to customers as part of sales promotions.

         Inventories at September 30, 1998 are $1,865,000 or 11.0% higher than at December 31, 1997 and $3,973,000 or 26.6% higher than at September 30, 1997. The increase in inventories is due in part to additional quantities on hand for shipment of Dealer Mart orders in October. The Company has also taken advantage of special forward buying opportunities offered by suppliers.

         Trade payables increased $5,516,000 or 30.9% from December 31, 1997 to September 30, 1998 because of extended terms received from suppliers and the higher inventory level.

         At September 30, 1998 the Company had unused lines of credit of $8,069,000. In September 1998, the Company increased its line of credit by $5,000,000 to be assured of adequate working capital to finance future growth.

         The employee stock purchase plan approved at the last stockholder's meeting was implemented during the third quarter. About a third of the Company's employees subscribed for a total of 128,000 shares to be paid for by payroll deductions. Another 112,000 shares were subscribed for by employees with a three year interest bearing note for the purchase price in exchange for a like number of outstanding stock options.

         The requirements for continued listing on the NASDAQ National Market on which the Company's Common Stock trades have been changed. The Company does not meet the new requirements and on September 22 NASDAQ rejected the Company's request for a temporary exemption and proposed instead that trading of the Company's Common Stock be done on their Small Cap Market. The Company has requested a hearing on its request for a waiver to permit continued trading on the National Market. If trading of the Company's Common Stock is transferred to the Small Cap Market there could be an adverse effect on the Company's ability to raise equity capital in the future.

IMPACT OF YEAR 2000

         The Company is in the process of modifying or replacing those portions of its software which are used in the ordinary course of the Company's business so that its computer systems will function properly with respect to dates of the year 2000 and thereafter. Based on its current assessment of which portions of the software must be modified, the Company estimates the cost of year 2000 project will be approximately $60,000, of which $20,000 has been expended through the end of the third quarter 1998. The Company anticipates that the required modifications will be largely completed by December 31, 1998 and does not anticipate any material interruption of its business stemming from the failure of its software to be year 2000 compliant.

         The Company has made an assessment of the year 2000 compliance of most of its embedded microchips and other micro-processors in the non-information technology equipment that it uses in its operations. The Company anticipates that it will be able to repair or replace non-year 2000 compliant equipment as may become necessary without material disruption to it operations.

         Even though the Company is in the process of converting its computer system so that it will be year 2000 compliant, it is possible that third parties with whom the Company does business will encounter problems with their computer systems that may have an adverse impact on the Company. The Company has not ascertained the year 2000 compliance of the approximately 1,400 suppliers of the products it distributes. However, no supplier accounts for more than 3.6% of the Company's total purchases and substantially all products of the type distributed by the Company are available from a number of manufacturers. The Company has no contingency plan for addressing possible disruptions in utility service to the Company stemming from year 2000 problems, such as power, telephone and the like, but anticipates that those suppliers will address their year 2000 issues in a timely manner so as to avoid a material disruption of service to the Company.

         The Company is unable to predict with any certainty the reasonable worst case scenario for disruption to its operations stemming from year 2000 issues. These could range from minor disruption of its operations requiring temporary work-around solutions that may involve additional overtime or other unanticipated costs, to the potential for lost sales and additional costs to repair or replace equipment if the Company encounters greater disruption than is currently anticipated.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements. The use of words such as "expects" and "believes" indicate the presence of forward-looking statements. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are the following:

         -competitive pressures on sales and pricing, including those from other wholesale distributors and those from retailers in competition with the Company's customers;

         -the Company's ability to achieve projected cost savings from its warehouse modernization program and ongoing cost reduction efforts;

         -changes in cost of goods and the effect of differential terms and conditions available to larger competitors of the Company;

         -uncertainties associated with any acquisition the Company may seek to implement;

         - changes in general economic conditions;

         - impact of year 2000 on the Company's information systems and those of its customers and suppliers;

         - uncertainties relating to the Companies new businesses.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: 10(a)--Amendment dated September 24, 1998 to Financing Agreement, dated August 7, 1997 between the Company and The CIT Group/Business Credit, Inc.
           27-- Financial Data Schedule (For SEC Purposes Only).
     (b) There were no reports on Form 8-K filed by the Company during the three month period ended September 30,1998.

                                        EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION OF EXHIBIT                                             PAGE
-----------             ----------------------                                             ----
10(a)...................Amendment dated September 24, 1998 to
                        Financing Agreement, dated August 7, 1997,
                        between the Company and The CIT Group/
                        Business Credit, Inc. filed as Exhibit 10(ii) to
                        the Company's Quarterly Report on Form 10-Q for
                        the quarter ended June 30, 1997.


27......................Financial Data Schedule(for SEC use only)


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          MOORE-HANDLEY, INC.
                                                      --------------------------
                                                            (Registrant)


Date: November 2, 1998                                /s/ L. Ward Edwards
      ----------------                                --------------------------
                                                           L. Ward Edwards
                                                      Vice President, Treasurer
                                                            and Secretary
                                                      (Principal Accounting and
                                                          Financial Officer)