Form 10-K405
period 1998-12-31
MOORE HANDLEY INC /DE/
filed 1999-03-31
CIK 788951

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 0-14324

                              MOORE-HANDLEY, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                                              63-0819773
------------------------------------------------------------------------------------------------------------
           (STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
           INCORPORATION OF ORGANIZATION)                               IDENTIFICATION NO.)

        3140 Pelham Parkway, Pelham, Alabama                                   35124
------------------------------------------------------------------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   As of March 5, 1999, 1,854,543 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $1,959,405. For this computation, the Registrant has excluded the market value of all common stock beneficially owned by officers and directors of the Registrant and their associates. Such exclusion does not constitute an admission that any such person is an "affiliate" of the Registrant.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                              MOORE-HANDLEY, INC.

                               TABLE OF CONTENTS

       ITEM NO.                                                                       PAGE NO.
       ---------                                                                      --------
       Part I.
           1.      Business.........................................................     3
           2.      Properties.......................................................     6
           3.      Legal Proceedings................................................    None
           4.      Submission of Matters to a Vote of Security Holders (none during
                     the fourth quarter of 1998)....................................    None
       Part II.
           5.      Market for Registrant's Common Equity and Related Stockholder
                     Matters........................................................     5
           6.      Selected Financial Data..........................................     7
           7.      Management's Discussion and Analysis of Financial Condition and
                     Results of Operations..........................................     9
           7a      Quantitative and Qualitative Disclosures about Market Risk.......     12
           8.      Financial Statements and Supplementary Data......................     15
           9.      Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure...........................................    None
       Part III.
          10.      Directors and Executive Officers of the Registrant...............     *
          11.      Executive Compensation...........................................     *
          12.      Security Ownership of Certain Beneficial Owners and Management        *
          13.      Certain Relationships and Related Transactions...................     *
                   *Part III (other than Item 401(b) of Regulation S-K, which is included in Item 1 of this Form 10-K) is incorporated by
                     reference to the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered hereby.
       Part IV.
          14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K
                   (a)  Financial Statements........................................     15
                   (b)  Reports on Form 8-K.........................................    None
                   (c)  Exhibits Filed..............................................     28
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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

BUSINESS

  Moore-Handley, Inc. (the "Company") is a full-service distributor of plumbing and electrical supplies, power and hand tools, paint and paint sundries, lawn and garden equipment and other hardware and building materials products. The Company's customers include retail home centers, hardware stores, building materials dealers, paint stores, combination stores, a limited number of mass merchandisers, businesses and institutions. The Company has approximately 1,400 active customers located mainly throughout the Southeast which it services from a 488,000 square foot distribution center located in Pelham, Alabama, a suburb of Birmingham, and 20,000 square foot redistribution centers located in Winston-Salem, North Carolina and Ocala, Florida.

--------------------------------------------------------------------------------

DESCRIPTION OF BUSINESS

  In connection with its distribution activities, the Company offers a wide range of marketing, advertising and other support services which are designed to assist customers in maintaining and improving their market positions. These support services include computer-generated systems for the control of inventory, pricing and gross margin, as well as advertising and store installation and design services.

  Home centers and hardware and building supply retailers have a continuing need for a wide variety of items produced by a number of different manufacturers. Purchasing from a distributor rather than directly from manufacturers allows independent retailers to simplify the purchasing process and to place smaller orders on an as-needed basis, thereby reducing their inventory carrying costs and excess stock risks. Moreover, distributors purchase products in quantities that enable them to obtain favorable prices and payment terms, which are reflected in prices and payment terms to independent retailers. Finally, the support services the Company offers to customers (in most instances at or near the Company's cost) are generally not available from manufacturers, nor can most customers afford to develop them independently. The Company believes that its ability to provide a broad range of merchandise from a single source on a timely basis and at competitive prices, together with support services, offers its customers a substantial advantage over purchasing directly from manufacturers.

  In recent years there has been a trend towards consolidation in many wholesale industries, including the grocery, drug and hard goods distribution businesses. This trend also is apparent in the building supply and hardware business.

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

--------------------------------------------------------------------------------

PRODUCTS

  The Company closely monitors its items in stock, maintaining a full range of products while concentrating its efforts on carrying quantities of stock designed to achieve high inventory turns. The following table indicates the percentage of net sales by class of merchandise sold by the Company in the past three years:

                                                                  PERCENTAGE OF NET SALES
                                                              -------------------------------
CLASS OF MERCHANDISE                                          1998         1997         1996
--------------------                                          -----        -----        -----
Electrical and plumbing supplies............................   22.4%       22.2%         23.2%
Home center products (including lawn and garden equipment,
  paint and accessories, sporting goods and appliances).....   22.0         17.7         18.3
Building supplies (including aluminum windows and doors,
  roofing products and lumber)..............................   25.6         24.9         21.9
General and shelf hardware (including power and hand tools,
  lock sets and wire products)..............................   30.0         35.2         36.6
                                                              -----        -----        -----
                                                              100.0%       100.0%       100.0%
                                                              =====        =====        =====

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

MARKETING PROGRAMS AND CUSTOMER SERVICES

  Sales Force. The Company's marketing program is implemented primarily by its sales force of territory managers, each of whom is responsible for specific customers within a particular geographic area. Territory managers generally call on customers weekly to check inventories, take orders and perform various in-store services. In addition, the territory managers act as liaison between the customer and the Company to promote the Company's support services. Sales assistants work with certain of the more senior territory managers. At December 31, 1998, there were 70 territory managers and assistants employed by the Company.

  At December 31, 1998, the Company also employed 8 district managers, each responsible for supervising and monitoring the activities of territory managers located in his assigned area. To supplement its primary sales force, the Company maintains a telemarketing group which solicits and accepts orders from customers between regular visits by territory managers.

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

  The Company's support services include advertising and promotional services, some costs of which are shared by the Company's suppliers, store installation and design services, and computer-generated systems for control of inventory, pricing and gross margin. The Company also provides a store identification program, as well as additional promotional services, to selected customers under the name "Hardware House", a registered trade name owned and developed by the Company, and similar programs under the national trade name of "Pro".

  The Company has developed a personal computer-based system for use by its customers which includes a color digitized catalog, electronic ordering and order editing capabilities and additional software programs to enable the dealer to increase profitability.

  Operations. The Company's ability to fill and deliver small quantity orders for many different items enables customers to place orders on an as-needed basis, and in turn, to reduce inventory investment, storage and control costs. The Company's "fill-rate" -- the percentage of items shipped within 48 hours of receipt of an order -- is a measure of the efficiency of its order processing, inventory control and warehouse operations. In 1996 the Company's fill-rate, which has generally exceeded 95%, fell as a result of disruption to operations caused by changes made to the warehouse. By the end of 1997 and continuing throughout 1998 the fill-rate had returned to normal levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  Deliveries are made on a regular basis primarily by the Company's fleet of approximately 40 leased trucks and vans. The Company's sales personnel generally call on customers weekly, and deliveries of merchandise are normally made within two or three business days after placement of an order.

  Direct Shipment Program. As an additional service to its customers, the Company maintains a direct shipment program under which customers order and receive shipments of some products directly from suppliers but are invoiced through the Company. These programs enable the Company to distribute products that would be inconvenient or expensive to stock at its warehouse, such as commodity building materials, and allow customers to receive discounts that otherwise might not be available to them. In 1998, approximately 36% of the Company's net sales were attributable to purchases under the direct shipment program.

--------------------------------------------------------------------------------

CUSTOMERS

  The Company currently services approximately 1,400 customers, including retail home centers, hardware stores, building materials dealers, paint stores, combination stores, a limited number of mass merchandisers, businesses and institutions. No customer or affiliated group of customers accounted for more than 1.5% of the Company's 1998 net sales.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PURCHASING, SUPPLIERS AND INVENTORY MANAGEMENT

  The Company distributes approximately 37,250 items purchased from approximately 1,400 manufacturers. The Company's ten largest vendors in 1998 accounted for approximately 22.5% of total Company purchases, but no single manufacturer accounted for more than 4.5% of the Company's total purchases during the year. The Company has no long-term supply or distribution agreements with its vendors. Substantially all products of the type distributed by the Company are available from a number of manufacturers.

  Because inventory constitutes a substantial portion of the Company's total assets, efficient control of inventory is an important management priority. The Company's inventory turns (determined by dividing cost of stocked goods sold by average monthly inventory) were 5.1 in 1998 and in 1997.

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

--------------------------------------------------------------------------------

EMPLOYEES

  As of December 31, 1998, the Company employed 432 persons, of whom approximately 200 are subject to a collective bargaining agreement expiring in December 2001. The Company has not experienced any strikes or work stoppages and considers its relationship with employees to be good. In December 1998 the Company entered into a three year collective bargaining agreement that provides for gain-sharing with employees based upon warehouse cost reductions.

--------------------------------------------------------------------------------

COMMON STOCK INFORMATION

  The Company's common stock trades on The Nasdaq SmallCap Market(SM) under the symbol MHCO. The following table shows the high and low bid prices by quarter in 1998 and 1997.

                                                                   1998                   1997
                                                              ---------------        ---------------
QUARTER ENDED                                                 HIGH        LOW        HIGH        LOW
-------------                                                 ----        ---        ----        ---
March 31,...................................................   2 11/16     2 5/16     3 5/8       2 3/4
June 30,....................................................   2 3/4       2 3/8      3 3/8       2 3/4
September 30,...............................................   3 1/4       2 1/2      3           2
December 31,................................................   2 7/8       1 3/4      3 3/8       2 3/8

  For periods prior to December 24, 1998, the Company's common stock was included in The Nasdaq National Market(R) system and thereafter in The Nasdaq SmallCap Market(SM). Such over-the-counter quotations reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

  At March 5, 1999, there were 69 holders of record of the Company's common stock. Since a large number of these holders are nominees, the Company believes beneficial holders represent a substantially larger number.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company as of March 1, 1999, their ages and their present positions with the Company and their principal occupations since 1993 are as follows:

                       NAME                          AGE                             POSITION
                       ----                          ---                             --------
William Riley......................................  67     Chairman of the Board and Chief Executive Officer

Pierce E. Marks, Jr................................  70     Director and Member of the Executive Committee

Michael J. Gaines..................................  56     President and Chief Operating Officer(1)

L. Ward Edwards....................................  62     Vice President-- Finance, Treasurer and Secretary

Andrew W. Reid.....................................  51     Vice President-- Sales

Gregory S. Murphy..................................  36     Vice President-- Operations(2)

---------------

(1) Mr. Gaines was employed by Grossman's, a home center chain, from 1993 to 1996; he was employed by Triangle Building Centers, a home center chain, from 1992 to 1993.

(2) Mr. Murphy was employed by Decatur-Hopkins, a hardware distributor, from 1982 to 1997.

  Officers are elected annually and serve at the discretion of the Board of Directors.

--------------------------------------------------------------------------------

PROPERTIES

  The Company's distribution facility and executive offices are located in a single 488,000 square foot facility, which includes a 51,000 square foot mezzanine, on a 30-acre site in Pelham, Alabama. The Company leases the Pelham facility pursuant to a lease entered into in connection with the issuance of industrial development bonds. The Company has guaranteed payment of the principal and interest on such bonds, and in 1998 paid an aggregate of $938,000 pursuant to such lease agreement. The Company has options to purchase the property for a nominal cost at the expiration of the lease. The Company believes that its Pelham facility is adequate for its presently foreseeable needs. The Company also leases 20,000 square foot warehouse redistribution facilities in Winston-Salem, North Carolina and in Ocala, Florida for monthly rental of approximately $4,700 and $5,300, respectively, and office space in Atlanta, Georgia and New York, New York for which lease payments are approximately $64,000 and $87,000 per annum, respectively. The Atlanta lease expires March 31, 1999, and the office has been closed.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                 YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------------------
                                               1998          1997          1996          1995          1994
                                            ----------    ----------    ----------    ----------    ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
     Net sales............................  $  159,027    $  145,730    $  145,785    $  142,157    $  136,236
     Cost of sales........................     144,078       133,114       132,329       127,076       120,945
                                            ----------    ----------    ----------    ----------    ----------
     Gross profit.........................      14,949        12,616        13,456        15,081        15,291
     Selling and administrative
       expenses...........................      13,315        13,705        14,140        13,094        12,360
                                            ----------    ----------    ----------    ----------    ----------
     Operating income (loss)..............       1,634        (1,089)         (684)        1,987         2,931
     Interest expense, net................       1,337           991           908           659           595
                                            ----------    ----------    ----------    ----------    ----------
     Income (loss) before income tax
       (benefit)..........................         297        (2,080)       (1,592)        1,328         2,336
     Income tax (benefit).................         136          (664)         (520)          520           880
                                            ----------    ----------    ----------    ----------    ----------
     Net income (loss)....................  $      161    $   (1,416)   $   (1,072)   $      808    $    1,456
                                            ==========    ==========    ==========    ==========    ==========
     Per share -- basic and diluted data:
          Net income (loss)...............  $      .09    $     (.66)   $     (.50)   $      .37    $      .65
                                            ==========    ==========    ==========    ==========    ==========
     Weighted average common shares
       outstanding........................   1,861,000     2,135,000     2,159,000     2,203,000     2,249,000
                                            ==========    ==========    ==========    ==========    ==========

                                                                            DECEMBER 31,
                                                         ---------------------------------------------------
                                                          1998       1997       1996       1995       1994
                                                         -------    -------    -------    -------    -------
                                                                           (IN THOUSANDS)
Balance Sheet Data:
     Current assets....................................  $46,105    $44,940    $43,876    $39,597    $42,747
     Property and equipment-- net......................    8,006      8,273      8,771      7,421      7,216
     Other assets......................................    1,164        984        825        797        785
                                                         -------    -------    -------    -------    -------
          Total assets.................................  $55,275    $54,197    $53,472    $47,815    $50,748
                                                         =======    =======    =======    =======    =======
     Current liabilities...............................  $23,408    $21,482    $31,860    $26,316    $29,318
     Long-term debt....................................   17,453     18,397      5,111      3,996      4,699
     Deferred income taxes.............................    1,085      1,150      1,129      1,059        988
     Stockholders' equity..............................   13,329     13,168     15,372     16,444     15,743
                                                         -------    -------    -------    -------    -------
          Total liabilities and stockholders' equity...  $55,275    $54,197    $53,472    $47,815    $50,748
                                                         =======    =======    =======    =======    =======

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA -- UNAUDITED

                     QUARTERLY FINANCIAL DATA -- UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         1ST QUARTER         2ND QUARTER         3RD QUARTER         4TH QUARTER
                                      -----------------   -----------------   -----------------   -----------------
                                       1998      1997      1998      1997      1998      1997      1998      1997
                                       ----      ----     -------    ----     -------    ----     -------    ----
Net sales...........................  $40,472   $37,842   $38,012   $35,424   $38,729   $40,000   $41,814   $32,464
Gross profit........................    3,812     3,217     3,817     2,924     3,538     3,514     3,782     2,961
Net income (loss)...................  $    49   $  (381)  $    58   $  (561)  $   (97)  $    45   $   151   $  (519)
                                      =======   =======   =======   =======   =======   =======   =======   =======
Net income (loss) per share -- basic
  and diluted.......................  $   .03   $  (.18)  $   .03   $  (.26)  $   (05)  $   .02   $   .08   $  (.25)
                                      =======   =======   =======   =======   =======   =======   =======   =======

  Typically, sales in the 1st and 3rd quarters are higher than in other quarters due to additional sales generated by Dealers' Marts. The majority of the additional sales are factory direct shipments which carry a lower gross margin than warehouse shipments so the gross margin percentage for these quarters is lower than in others. In 1998, the regular third quarter Dealers' Mart was held late in the quarter and most of the orders taken at the mart were not shipped until the fourth quarter. Sales and margin in the 2nd quarter are affected to a lesser degree by a special promotion, or in the case of 1998, a smaller third Dealers' Mart.

--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

  Total gross margin for 1998 increased $2,221,000 or 10% from 1997 on a 9.1% sales increase. At the same time total operating expenses decreased $502,000 or 2.2% despite the sales increase and approximately $805,000 of special expenses related mainly to warehouse improvements and new business start-ups. As a result of the increase in gross margin and decrease in operating expenses, operating income increased $2,723,000 from 1997.

  Although net sales for 1997 were flat compared to 1996, there was a 6% decrease in warehouse shipments, which was offset by an increase in factory direct shipments, which carry a lower gross margin. The resulting decrease in total gross margin was only partially offset by expense reductions and the net loss for 1997 was $1,416,000.

NET SALES

  Warehouse shipments for 1998 increased $7,586,000 or 8.0%, compared to 1997 and factory direct shipments increased $5,711,000 or 11.2%.

  Net sales in 1997 were flat compared to 1996. Warehouse shipments decreased 5.6% which was offset by an increase in factory direct shipments. The increase in factory direct shipments as a percent of total sales has been due to the Company's expanded efforts to increase sales of lumber and building materials.

  Gross margins on direct shipments are lower than gross margins on warehouse shipments; however, expenses related to direct shipments are also lower. While the trend toward factory direct shipments has resulted in decreased gross margins, the Company believes that direct shipments are an important part of its business as a full-service wholesale distributor.

  The following table sets forth the major elements of net sales in the past three years.

                                                                   YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------
                                                         1998                1997                1996
                                                   ----------------    ----------------    ----------------
                                                                    (DOLLARS IN THOUSANDS)
Net Sales:
  Warehouse shipments............................  $102,546    64.5%   $ 94,960    65.2%   $100,582    69.0%
  Factory direct shipments.......................    56,481    35.5      50,770    34.8      45,203    31.0
                                                   --------   -----    --------   -----    --------   -----
          Net Sales..............................  $159,027   100.0%   $145,730   100.0%   $145,785   100.0%
                                                   ========   =====    ========   =====    ========   =====

OPERATIONS

  The following table sets forth certain financial data as a percentage of net sales for the past three years:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                              1998         1997         1996
                                                              -----        -----        -----
Net sales...................................................  100.0%       100.0%       100.0%
                                                              =====        =====        =====
Gross margin................................................   15.3%        15.2%        16.0%
Warehouse and delivery expense..............................    5.9          6.5          6.8
                                                              -----        -----        -----
Gross profit................................................    9.4          8.7          9.2
Selling and administrative expense..........................    8.4          9.4          9.7
                                                              -----        -----        -----
Operating income (loss).....................................    1.0          (.7)         (.5)
Interest expense, net.......................................     .8           .7           .6
                                                              -----        -----        -----
Income (loss) before income tax (benefit)...................     .2%        (1.4)%       (1.1)%
                                                              =====        =====        =====

GROSS MARGIN

  The gross margin percentage increased to 15.3% for 1998 from 15.2% for 1997, as the effects of the continuing trend toward increased factory direct shipments in 1998 were more than offset by an improvement in margins on warehouse shipments. The gross margin percentage in 1997 decreased to 15.2% from 16.0% in 1996. The decrease was due to the increase in factory direct shipments as a percent of total sales.

--------------------------------------------------------------------------------

  Total gross margin dollars in the 1st and 3rd quarters are normally higher than in other quarters, although the gross margin percentages for the first and third quarters are typically lower than in other quarters. This is because of increased sales generated at Dealers' Marts typically held during the 1st and 3rd quarters which include a higher proportion of factory direct shipments at lower gross margins. In 1998, there were three Dealers Marts, most of the sales from which were shipped in the first, second and fourth quarters.

  The following table sets forth gross margin and gross margin percentages and year-to-year changes by quarter for the last three years.

                                                                                                 INCREASE (DECREASE)
                                                                                                   VS. SAME QUARTER
                                                                 GROSS MARGIN                      IN PREVIOUS YEAR
                                                        ------------------------------      ------------------------------
                                                            AMOUNT          PERCENTAGE          AMOUNT          PERCENTAGE
                             QUARTER                    (IN THOUSANDS)       OF SALES       (IN THOUSANDS)        POINTS
                             -------                    --------------      ----------      --------------      ----------
1996  --   1st........................................      $5,913             15.3%            $  84              (1.0)%
           2nd........................................       5,815             16.2              (109)               --
           3rd........................................       5,955             15.2               148               (.3)
           4th........................................       5,681             17.8               293               1.0
1997  --   1st........................................       5,511             14.6              (402)              (.7)
           2nd........................................       5,394             15.2              (421)             (1.0)
           3rd........................................       5,843             14.6              (112)              (.6)
           4th........................................       5,354             16.5              (327)             (1.3)
1998  --   1st........................................       6,066             15.0               555               0.4
           2nd........................................       6,037             15.9               643               0.7
           3rd........................................       5,960             15.4               117               0.8
           4th........................................       6,260             15.0               906              (1.5)

WAREHOUSE AND DELIVERY EXPENSE

  The efficiency of the warehouse and delivery operations increased during 1998; however, the net decrease in expenses in 1998 was only $112,000 or 1.2% as compared with 1997, because of the following special items:

Cost of resetting warehouse.................................  $403,000
Estimated installation and training cost related to a radio
  frequency stocking and picking system.....................    76,000
Less gain on sale of equipment in excess of similar gain in
  1997......................................................   (87,000)
                                                              --------
Net special expenses........................................  $392,000
                                                              ========

  In 1997 warehouse and delivery expense decreased by $422,000 or 4.3%, compared to 1996. However, as a percent of warehouse shipments this expense increased slightly

  The following table shows the trend of warehouse and delivery expense by quarter for the last three years.

                                                                                                 INCREASE (DECREASE)
                                                        WAREHOUSE & DELIVERY EXPENSE               VS. SAME QUARTER
                                                      --------------------------------             IN PREVIOUS YEAR
                                                                           PERCENTAGE       ------------------------------
                                                          AMOUNT          OF WAREHOUSE          AMOUNT          PERCENTAGE
                            QUARTER                   (IN THOUSANDS)       SHIPMENTS        (IN THOUSANDS)        POINTS
                            -------                   --------------      ------------      --------------      ----------
1996  --   1st......................................      $2,203               8.5%             $ 221                .5%
           2nd......................................       2,595              10.1                576               2.1
           3rd......................................       2,703              10.3                668               2.2
           4th......................................       2,407              10.5                576               2.8
1997  --   1st......................................       2,294               9.4                 91                .9
           2nd......................................       2,470              10.3               (125)               .2
           3rd......................................       2,329               9.3               (374)             (1.0)
           4th......................................       2,393              11.0                (14)               .5
1998  --   1st......................................       2,254               9.0                (40)             (0.4)
           2nd......................................       2,220               8.7               (250)             (1.6)
           3rd......................................       2,422               9.5                 93               0.2
           4th......................................       2,478               9.3                 85              (1.7)

--------------------------------------------------------------------------------

SELLING AND ADMINISTRATIVE EXPENSE

  Selling and administrative expense decreased $390,000 or 2.8% in 1998 and $435,000 or 3.1% in 1997 compared to the previous year. The expense for 1998 includes $326,000 related to new business start-ups and year 2000 compliance and the expense for 1997 includes $365,000 of severance pay and expenses.

  The following table shows the quarterly trend of selling and administrative expense in the last three years.

                                                                                             INCREASE (DECREASE)
                                                       SELLING & ADMINISTRATIVE                VS. SAME QUARTER
                                                               EXPENSE                         IN PREVIOUS YEAR
                                                    ------------------------------      ------------------------------
                                                        AMOUNT          PERCENTAGE          AMOUNT          PERCENTAGE
                           QUARTER                  (IN THOUSANDS)       OF SALES       (IN THOUSANDS)        POINTS
                           -------                  --------------      ----------      --------------      ----------
1996  --   1st....................................      $3,339              8.6%            $ 194               (.2)%
                                                         3,732             10.4               332               1.1
           2nd....................................
                                                         3,593              9.1               211                .1
           3rd....................................
                                                         3,476             10.9               309               1.0
           4th....................................
1997  --   1st....................................       3,497              9.2               158                .6
                                                         3,528             10.0              (204)              (.4)
           2nd....................................
                                                         3,212              8.0              (381)             (1.1)
           3rd....................................
                                                         3,468             10.7                (8)              (.2)
           4th....................................
1998  --   1st....................................       3,374              8.3              (123)             (0.9)
                                                         3,367              8.9              (161)             (0.1)
           2nd....................................
                                                         3,358              8.6               146               0.6
           3rd....................................
                                                         3,216              7.7              (252)             (3.0)
           4th....................................

INTEREST EXPENSE

  Interest expense increased $346,000 or 34.9% in 1998 compared to 1997 as a result of additional borrowing to finance higher average receivables and inventories, the purchase of treasury stock, and the loss incurred in 1997.

  In 1997, net interest expense increased $83,000 or 9.1% over 1996 due to increased average borrowings to finance higher average trade receivables.

EARNINGS PER SHARE

  In late November 1997, the Company purchased 300,000 shares of its common stock for treasury which reduced the average shares outstanding in 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The Company finances its working capital requirements with a line of credit under which it may borrow up to 85% of eligible receivables. During 1998, this line of credit was renegotiated from $15,000,000 to $20,000,000. The Company believes this credit facility, which matures in 2000, is adequate to finance its working capital needs. Actual borrowings under lines of credit and the average interest rate were as follows during the past three years:

                                                                                                WEIGHTED
                                                                                                AVERAGE    YEAR-END
                                                       AVERAGE       YEAR-END       MAXIMUM     INTEREST   INTEREST
                                                    BORROWINGS(1)   BORROWINGS    BORROWINGS    RATE(2)      RATE
                                                    -------------   -----------   -----------   --------   --------
1996..............................................   $ 6,198,000    $10,450,000   $10,450,000     8.38%      8.25%
1997..............................................     7,231,000     14,389,000    14,389,000     8.63       8.50
1998..............................................    12,039,000     14,430,000    15,014,000     8.57       7.75

  Average borrowings in 1998 increased from 1997 as a result of higher average receivables and inventories, the purchase of treasury stock, and the loss incurred in 1997.

  Average borrowings in 1997 increased only slightly from 1996 as average inventory levels were lowered offsetting borrowings required to finance the loss for the year and capital expenditures. Borrowings at December 31, 1997 were $3,939,000 higher than at December 31, 1996 due to higher year-end trade receivables as well as the loss for the year, capital expenditures, the purchase of treasury stock and principal payments on other long-term debt.

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

  Trade receivables increased $976,000 or 4.2% and $1,237,000 or 5.7% at December 31, 1998 and 1997, respectively, compared to the prior year mainly due to increased sales with extended payment terms in the fourth quarters.

  The following are the number of inventory items carried and average inventory turns for the last three years.

                                                              NUMBER OF    AVERAGE
                                                                ITEMS     INVENTORY
                                                               CARRIED      TURNS
                                                              ---------   ---------
1996........................................................   36,600        5.0
1997........................................................   36,450        5.1
1998........................................................   37,250        5.1

  At December 31, 1998, inventories increased $672,000 or 3.9% compared to the prior year. At December 31, 1997 inventories decreased $658,000 or 3.7% compared to the prior year. In order to improve the "fill rate" (the percentage of items shipped within 48 hours of the receipt of an order) on customer orders, which decreased due to warehouse disruption, inventories were increased in the latter part of 1996. Accounts payable at December 31, 1998 increased $1,793,000 or 10.1% from December 31, 1997, largely due to extended terms from vendors in connection with the Fall Dealers' Mart.

  Capital expenditures in 1998 were $1,066,000. Depreciation and amortization for 1998 was $1,220,000.

INTEREST RATE RISK

  The following discussion about the Company's interest rate risk includes "forward looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

  The Company's principal credit agreement and the Company's lease with respect to industrial development bonds issued to finance the Company's principal warehouse distribution facility both bear a floating interest rate based on, in the case of the credit agreement, the prime rate or at the Company's option
2 1/2% over LIBOR, and in the case of the industrial development lease, based on 92% of the prime rate. Accordingly, the Company is subject to market risk associated with changes in interest rates. At December 31, 1998, $14,430,000 was outstanding under the credit agreement and $2,405,000 was outstanding under the industrial development lease agreement. For 1998, the average principal amount outstanding under the credit agreement was $12,039,000. Assuming the average amount outstanding under the credit agreement during 1999 is equal to such average amount outstanding during 1998 and assuming the Company makes its scheduled amortization payments on its industrial development lease of $769,000 in 1999, a 1% increase in the applicable interest rate during 1999 would result in additional interest expense of approximately $60,000, which would reduce cash flow and pre-tax earnings dollar for dollar.

IMPACT OF YEAR 2000

  The Company is in the process of modifying or replacing those portions of its software and hardware which are used in the ordinary course of the Company's business so that its computer, telephone and other systems will function properly with respect to dates of the year 2000 and thereafter. Based on its current assessment of which portions of the software and hardware must be modified, the Company estimates the cost of year 2000 project will be approximately 200,000, of which $16,000 has been expended through the end of 1998. The Company anticipates that the required modifications will be largely completed in a timely fashion between now and year end and does not anticipate any material interruption of its business stemming from the failure of its software and hardware to be year 2000 compliant. The Company is focusing its efforts on those systems which it believes are essential to its ability to conduct its operations in the ordinary course and anticipates that the modification, replacement and testing of those systems will be largely completed by the end of the third quarter of 1999.

--------------------------------------------------------------------------------

  The Company has made an assessment of the year 2000 compliance of most of its embedded microchips and other microprocessors in the non-information technology equipment that it uses in its operations. While it is impossible to be certain, the Company presently anticipates that it will be able to repair or replace non-year 2000 compliant equipment as necessary without material disruption to its operations.

  Even though the Company is in the process of converting its computer and other systems so that they will be year 2000 compliant, it is possible that third parties with whom the Company does business will encounter problems with their systems that may have an adverse impact on the Company. The Company has not ascertained the year 2000 compliance of the approximately 1,400 suppliers of the products it distributes. However, no supplier accounts for more than 4.5% of the Company's total purchases and substantially all products of the type distributed by the Company are available from a number of manufacturers. The Company has no contingency plan for addressing possible disruptions in utility service to the Company stemming from year 2000 problems, such as power, telephone and the like, but will rely on those suppliers to address their year 2000 issues in a timely manner so as to avoid a material disruption of service to the Company.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

  Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements. Words such as "expects", "believes", "estimates", "anticipates", "in the process", "could", "target" and "objective" indicate the presence of forward-looking statements. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are the following:

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

     - changes in general economic conditions, including interest rates; and

     - impact of year 2000 issues on the Company's operations, including issues relating to the compliance or lack thereof by third-party suppliers.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
--------------------------------------------------------------------------------

Board of Directors
Moore-Handley, Inc.

  We have audited the accompanying balance sheets of Moore-Handley, Inc. as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moore-Handley, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.
                                                  /s/ Ernst & Young LLP

Birmingham, Alabama
February 19, 1999

--------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
For the Years Ended December 31, 1998, 1997 and 1996

                                                      1998           1997           1996
--------------------------------------------------------------------------------------------
Net sales.......................................  $159,027,000   $145,730,000   $145,785,000
Cost of merchandise sold........................   134,704,000    123,628,000    122,421,000
Warehouse and delivery expense..................     9,374,000      9,486,000      9,908,000
                                                  ------------   ------------   ------------
Cost of sales...................................   144,078,000    133,114,000    132,329,000
                                                  ------------   ------------   ------------
Gross profit....................................    14,949,000     12,616,000     13,456,000
Selling and administrative expense..............    13,315,000     13,705,000     14,140,000
                                                  ------------   ------------   ------------
Operating income (loss).........................     1,634,000     (1,089,000)      (684,000)
Interest expense, net...........................     1,337,000        991,000        908,000
                                                  ------------   ------------   ------------
Income (loss) before provision for income tax
   (benefit)....................................       297,000     (2,080,000)    (1,592,000)
Income tax (benefit)............................       136,000       (664,000)      (520,000)
                                                  ------------   ------------   ------------
Net income (loss)...............................  $    161,000   $ (1,416,000)  $ (1,072,000)
                                                  ============   ============   ============
Per share -- basic and diluted data:
   Net income (loss) per common share...........  $        .09   $       (.66)  $       (.50)
                                                  ============   ============   ============
   Weighted average common shares outstanding...     1,861,000      2,135,000      2,159,000
                                                  ============   ============   ============

                            See accompanying notes.

--------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
For the Years Ended December 31, 1998, 1997 and 1996

                                                                 1998          1997          1996
-----------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income (loss)......................................  $   161,000   $(1,416,000)  $(1,072,000)
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
          Depreciation and amortization.....................    1,220,000     1,268,000     1,176,000
          Provision for doubtful accounts...................      280,000       224,000       500,000
          Gain on sale of equipment.........................     (173,000)      (86,000)      (10,000)
          Deferred income taxes.............................     (104,000)      (20,000)       30,000
          Change in assets and liabilities:
               Trade and other receivables..................   (2,240,000)   (1,601,000)   (1,356,000)
               Merchandise inventory........................     (672,000)      658,000    (2,362,000)
               Prepaid expenses.............................     (159,000)       17,000       (28,000)
               Prepaid pension cost.........................     (191,000)     (166,000)      (54,000)
               Loan to officer..............................           --            --        19,000
               Accounts payable and accrued expenses........    1,851,000        34,000     2,679,000
               Refundable or accrued income taxes...........      632,000       238,000      (551,000)
                                                              -----------   -----------   -----------
               Total adjustments............................      444,000       566,000        43,000
                                                              -----------   -----------   -----------
               Net cash provided by (used in) operating
                 activities.................................      605,000      (850,000)   (1,029,000)
Cash flows from investing activities:
     Capital expenditures...................................   (1,066,000)     (792,000)   (2,519,000)
     Proceeds from sale of equipment........................      297,000       115,000        10,000
                                                              -----------   -----------   -----------
          Net cash used in investing activities.............     (769,000)     (677,000)   (2,509,000)
Cash flows from financing activities:
     Net borrowings (repayments) under bank loans...........           --   (10,450,000)    2,700,000
     Principal payments under long-term debt................   (1,214,000)   (1,065,000)     (978,000)
     Net borrowings (repayments) under line of credit.......       42,000    14,389,000     2,258,000
     Additional long-term borrowings........................      303,000            --            --
     Purchase of treasury stock.............................           --      (788,000)      (43,000)
                                                              -----------   -----------   -----------
          Net cash (used in) provided by financing
            activities......................................     (869,000)    2,086,000     3,937,000
                                                              -----------   -----------   -----------
          Net (decrease) increase in cash and cash
            equivalents.....................................   (1,033,000)      559,000       399,000
Cash and cash equivalents at beginning of year..............    1,155,000       596,000       197,000
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of year....................  $   122,000   $ 1,155,000   $   596,000
                                                              ===========   ===========   ===========

               Supplemental Disclosures of Cash Flow Information

                                                                 1998          1997          1996
                                                                 ----          ----          ----
Cash paid (refunded) during the year for:
     Interest...............................................  $ 1,352,000   $   929,000   $   867,000
     Income taxes...........................................     (605,000)     (882,000)       29,000

                            See accompanying notes.

--------------------------------------------------------------------------------

                      (This page intentionally left blank)

MOORE-HANDLEY, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------
December 31, 1998 and 1997

ASSETS                                                           1998            1997
-----------------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents............................  $    122,000    $  1,155,000
      Trade receivables, net of allowance for doubtful
       accounts of $1,150,000 in 1998 and $1,100,000 in
       1997................................................    24,228,000      23,252,000
      Other receivables....................................     3,073,000       2,089,000
      Merchandise inventory................................    17,707,000      17,035,000
      Prepaid expenses.....................................       385,000         226,000
      Refundable income taxes..............................            --         632,000
      Deferred income taxes................................       590,000         551,000
                                                             ------------    ------------
            Total current assets...........................    46,105,000      44,940,000
Prepaid pension cost.......................................     1,146,000         955,000
Property and equipment:
      Land.................................................       718,000         718,000
      Buildings............................................     9,475,000       9,288,000
      Equipment............................................     9,309,000       9,603,000
      Less accumulated depreciation........................   (11,496,000)    (11,336,000)
                                                             ------------    ------------
      Net property and equipment...........................     8,006,000       8,273,000
Deferred charges, net of accumulated amortization of
   $80,000 and $71,000 in 1998 and 1997, respectively......        18,000          29,000
                                                             ------------    ------------
Total Assets...............................................  $ 55,275,000    $ 54,197,000
                                                             ============    ============

                            See accompanying notes.

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                             1998           1997
----------------------------------------------------------------------------------------
Current liabilities:
      Accounts payable......................................  $19,633,000    $17,640,000
      Accrued payroll.......................................      535,000        437,000
      Other accrued liabilities.............................    1,994,000      2,234,000
      Long-term debt due within one year....................    1,246,000      1,171,000
                                                              -----------    -----------
            Total current liabilities.......................   23,408,000     21,482,000

Long-term debt, less amount due within one year.............   17,453,000     18,397,000
Deferred income taxes.......................................    1,085,000      1,150,000
Stockholders equity:
      Common stock, $.10 par value: 10,000,000 shares
       authorized, 2,510,040 shares issued..................      251,000        251,000
      Common stock subscribed, 112,000 shares subscribed....       11,200             --
      Capital in excess of par value........................   13,165,800     12,883,000
      Retained earnings.....................................    2,826,000      2,665,000
      Less:
         Treasury stock at cost, 655,497 shares in 1998 and
           1997.............................................   (2,631,000)    (2,631,000)
         Common stock subscriptions receivable..............     (294,000)            --
                                                              -----------    -----------
         Total stockholders' equity.........................   13,329,000     13,168,000
                                                              -----------    -----------
Total Liabilities and Stockholders' Equity..................  $55,275,000    $54,197,000
                                                              ===========    ===========

                            See accompanying notes.

--------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
For the Years Ended December 31, 1998, 1997 and 1996

                                                               COMMON STOCK                COMMON STOCK SUBSCRIBED
                                                        --------------------------         -----------------------
                                                         SHARES            AMOUNT          SHARES          AMOUNT
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995........................    2,510,040         $251,000              --         $    --
Purchase of shares for treasury.....................           --               --              --
Net loss............................................           --               --              --              --
                                                        ---------         --------         -------         -------
Balance at December 31, 1996........................    2,510,040          251,000              --              --
Purchase of shares for treasury.....................           --               --              --              --
Net loss............................................           --               --              --              --
                                                        ---------         --------         -------         -------
Balance at December 31, 1997........................    2,510,040          251,000              --              --
Net income..........................................           --               --              --              --
Common stock subscribed.............................           --               --         112,000          11,200
                                                        ---------         --------         -------         -------
Balance at December 31, 1998........................    2,510,040         $251,000         112,000         $11,200
                                                        =========         ========         =======         =======

                            See accompanying notes.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

    CAPITAL IN                       TREASURY SHARES                    COMMON STOCK         TOTAL
     EXCESS OF      RETAINED      ----------------------    LOANS TO    SUBSCRIPTIONS    STOCKHOLDERS'
     PAR VALUE      EARNINGS      SHARES       AMOUNT       OFFICERS     RECEIVABLE         EQUITY
--------------------------------------------------------------------------------------------------------------------
    $12,883,000    $ 5,153,000    345,497    $(1,800,000)   $(43,000)     $      --       $16,444,000
             --             --     10,000        (43,000)     43,000             --                --
             --     (1,072,000)        --             --          --             --        (1,072,000)
    -----------    -----------    -------    -----------    --------      ---------       -----------
     12,883,000      4,081,000    355,497     (1,843,000)         --             --        15,372,000
             --             --    300,000       (788,000)         --             --          (788,000)
             --     (1,416,000)        --             --          --             --        (1,416,000)
    -----------    -----------    -------    -----------    --------      ---------       -----------
     12,883,000      2,665,000    655,497     (2,631,000)         --             --        13,168,000
             --        161,000         --             --          --             --           161,000
        282,800             --         --             --          --       (294,000)               --
    -----------    -----------    -------    -----------    --------      ---------       -----------
    $13,165,000    $ 2,826,000    655,497    $(2,631,000)   $     --      $(294,000)      $13,329,000
    ===========    ===========    =======    ===========    ========      =========       ===========

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

  Merchandise Inventory

  Merchandise inventory is stated at the lower of weighted average cost or market.

  Property and Equipment

  Property and equipment is stated at cost and depreciation is computed using the straight line method over estimated useful lives as follows:

Buildings..............................  25-31.5 years
Equipment..............................     3-10 years

  Income Taxes

  Deferred income taxes are provided for temporary differences between financial and income tax reporting, primarily related to depreciation, inventory valuation and certain accrued costs.

  Deferred Charges

  Deferred charges, consisting of financing costs, are amortized over the term of the indebtedness.

  Stock Option Accounting

  The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25), and intends to continue to do so.

  Income per Common Share

  Basic net income per share is based on the weighted average number of common shares outstanding and net income. Diluted net income per share is based on the weighted average of common shares outstanding plus the effect of dilutive employee stock options and net income.

  Revenue and Expense Recognition

  The Company recognizes revenues when goods are shipped and recognizes expenses when incurred. Any shared costs with its suppliers such as advertising and promotional items are offset against the specific expense.

  Segment Reporting

  Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement
131). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See note 6.

  Reclassification

  Certain amounts in the financial statements for the year ended December 31, 1997 have been reclassified to conform with the 1998 presentation.

2. Long-Term Debt

  Long-term debt at December 31, 1998 and 1997 includes industrial development bonds, obligations under capital leases financing transportation equipment,

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

a term loan and a revolving line of credit all of which approximate fair value.

  The Company is a party to lease agreements with an industrial development board which are being accounted for as asset purchases. Under the agreements, industrial development bonds were issued and the proceeds used to purchase land of $534,000 and building and equipment of $8,881,000. The Company has an unconditional obligation to pay the principal and interest at 92% of prime (7.75% December 31, 1998) on the bonds and has options to purchase the property for a nominal cost at the expiration of the lease.

  The Company has financed the purchase of certain transportation and computer equipment with leases. The leases, which include interest, are being accounted for as capital leases. Total capital leases outstanding at December 31, 1998 and 1997 were $2,818,000 and $3,441,000, respectively. Annual installments of principal on all capital leases decrease from approximately $966,000 in 1999 to $830,000 in 2001.

  The assets purchased under capital leases include:

                                  1998          1997
                               -----------   ----------
Land, building and
  equipment..................  $10,052,000   $9,749,000
Less accumulated
  amortization...............   (5,058,000)  (4,744,000)
                               -----------   ----------
  Net land, building and
     equipment...............  $ 4,994,000   $5,005,000
                               ===========   ==========

  The amortization expense relating to these leases is included in depreciation expense.

  The Company has financed a $2,000,000 warehouse modernization program with a term loan payable in equal monthly principal payments thru January 2004, together with interest at 8.25%. The balance of this term loan outstanding as of December 31, 1998 and 1997 was $1,452,000, and $1,738,000 respectively.

  On August 7, 1997 the Company entered into a credit agreement, as amended on September 24, 1998, under which it may borrow up to 85% of eligible receivables up to a maximum of $20,000,000, of which $14,430,000 was outstanding at December 31, 1998. The borrowings bear interest at the prime interest rate or, at the Company's option, 2 1/2% over LIBOR, and are secured by the Company's trade receivables. The Company is charged a commitment fee of 1/2% on the unused portion of the line of credit. Unless extended this line of credit becomes due in August 2000. This credit facility replaced the Company's lines of credit with banks totaling $10,000,000 and one of which was amended in the second quarter of 1997 to avoid a violation of a debt covenant.

  Maturities of long-term debt during the next five years are as follows:

1999............................  $ 1,246,000
2000............................   15,694,000
2001............................    1,161,000
2002............................      286,000
2003............................      286,000
Thereafter......................       26,000
                                  -----------
                                  $18,699,000
                                  ===========

  Interest expense on long-term debt bank loans and capital lease obligations for the years ended December 31, 1998, 1997 and 1996 was $1,419,000, $1,140,000
and $1,022,000, respectively.

3. Commitments

  Total future rental payments under non-cancelable operating leases which expire in 2006 are $5,065,000. Annual rentals for the remainder of the lease terms are as follows:

  1999............................  $  984,000
  2000............................     892,000
  2001............................     845,000
  2002............................     576,000
  2003............................     494,000
  Thereafter......................   1,274,000
                                    ----------
                                    $5,065,000

  Rental expense was $780,000, $384,000 and $394,000 in 1998, 1997 and 1996,
respectively.

4. Income Tax

  The provision for income tax expense (benefit) consists of the following:

                                      1998       1997        1996
                                    --------   ---------   ---------
Current:
  Federal.........................  $240,000   $(633,000)  $(542,000)
  State...........................        --     (11,000)     (8,000)
Deferred..........................  (104,000)    (20,000)     30,000
                                    --------   ---------   ---------
                                    $136,000   $(664,000)  $(520,000)
                                    ========   =========   =========

  The current year tax provision reflects the tax benefit of a state net operating loss carry forward of approximately $10,000.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

  The deferred income tax liabilities (assets) are reflected in the balance sheets as follows:

                                              1998         1997
                                            ---------    ---------
Current Assets
Accrued health insurance and vacation
  costs...................................  $(147,000)   $(151,000)
  Allowance for doubtful accounts.........   (426,000)    (409,000)
  Inventory costs capitalized for tax
    purposes..............................     41,000       83,000
  Reserve for write down of excess
    inventory.............................    (58,000)     (74,000)
                                            ---------    ---------
                                             (590,000)    (551,000)
Non-current liabilities Depreciation......    750,000      815,000
  Provision for pension expenses..........    335,000      335,000
                                            ---------    ---------
                                            1,085,000    1,150,000
                                            ---------    ---------
Net liability.............................  $ 495,000    $ 599,000
                                            =========    =========

  The provision for income taxes (benefit) differs from the statutory federal income tax rate as a result of the following:

                                                 PERCENT OF PRE-TAX
                                                       INCOME
                                                 ------------------
                                                 1998   1997   1996
                                                 ----   ----   ----
Statutory U. S. income tax rate................   34%   (34)%  (34)%
Increase in rates resulting from:
  State income taxes-- net of federal
    benefit....................................   --     --     --
  Non-deductible meals and entertainment.......    8     --     --
  Other non-deductible items...................    4      2      1
                                                  --    ---    ---
Effective income tax rate......................   46%   (32)%  (33)%
                                                  ==    ===    ===

5. Pension Plan

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

                          1998       1997       1996
                        --------   --------   --------
Service
  cost-- benefits
  earned during the
  period..............  $290,000   $270,000   $273,000
Interest cost on
  projected benefit
  obligation..........   432,000    392,000    356,000
Actual return on
  assets..............  (457,000)  (475,000)  (260,000)
Net amortization and
  deferral............   119,000    143,000    (30,000)
                        --------   --------   --------
Net periodic pension
  cost................  $384,000   $330,000   $339,000
                        ========   ========   ========

  The following table sets forth benefit obligations, the assets and liabilities of the plans and the amount of the net prepaid pension cost recognized in the Company's balance sheets as of December 31, 1998 and 1997.

                                  1998         1997
                               ----------   ----------
Change in benefit obligation:
  Benefit obligation at
     beginning of year.......  $6,272,000   $5,728,000
  Service costs..............     290,000      270,000
  Interest costs.............     432,000      392,000
  Benefits paid..............    (198,000)    (118,000)
                               ----------   ----------
  Benefit obligation at end
     of year.................   6,796,000    6,272,000
                               ----------   ----------
Change in plan assets:
  Fair value of plan assets
     at beginning of year....   6,594,000    5,775,000
  Actual return on plan
     assets..................     457,000      475,000
  Company contributions......     552,000      462,000
  Benefits paid..............     198,000      118,000
                               ----------   ----------
  Fair value of assets at end
     of year.................   7,405,000    6,594,000
                               ----------   ----------
  Funded status of plan......     609,000      322,000
  Unrecognized obligations at
     transition..............     254,000      362,000
  Unrecognized net actuarial
     loss....................     187,000      163,000
  Unrecognized prior service
     cost....................      96,000      108,000
                               ----------   ----------
  Prepaid benefit cost.......  $1,146,000   $  955,000
                               ==========   ==========

  The assumed rates used to measure the projected benefit obligations and the expected earnings on plan assets at December 31 for the last three years were:

Weighted average discount rate..................    7%
Long-term rate of return on assets..............    7%
Increase in future compensation levels..........    4%

  The Company has 401(k) savings plans covering substantially all employees. Contributions by the Company are discretionary and no contributions were made in 1998, 1997 or 1996.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

6. Segment Reporting

  The Company operates in one business segment. Revenues from products are as follows:

                               1998           1997           1996
                           ------------   ------------   ------------
Electrical and plumbing
  supplies...............  $ 35,622,000   $ 32,352,000   $ 33,822,000
Home center products
  (including lawn and
  garden equipment, paint
  and accessories,
  sporting goods and
  appliances)............    34,986,000     25,794,000     26,679,000
Building supplies
  (including aluminum
  windows and doors,
  roofing products and
  lumber)................    40,711,000     36,287,000     31,927,000
General and shelf
  hardware (including
  power and hand tools,
  lock sets and wire
  products)..............    47,708,000     51,297,000     53,357,000
                           ------------   ------------   ------------
                           $159,027,000   $145,730,000   $145,785,000
                           ============   ============   ============

7. Incentive Compensation Plan

  On May 23, 1991, the stockholders approved the 1991 Incentive Compensation Plan pursuant to which a maximum aggregate of 460,000 shares of common stock may be issued to employees and directors until April 12, 2001.

  The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price for the employees' stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized. These options vest either in six months or in equal annual installments over five years.

  Pro forma information regarding net income and earnings per share is required by FASB Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997; risk-free interest rate of 7%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .33; a weighted-average expected life of the option of 4.0 and 5.3 years, respectively; and a weighted average grant date fair value of options granted of $0.95 and $1.46, respectively.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                  1998        1997          1996
                                --------   -----------   -----------
Pro forma net income (loss)...  $101,000   $(1,463,000)  $(1,161,000)
                                ========   ===========   ===========
Pro forma net income (loss)
  per share -- basic and
  diluted.....................  $    .05   $      (.69)  $      (.54)
                                ========   ===========   ===========

  The effect of FASB Statement 123 on pro forma net income or loss in 1998, 1997 and 1996 is not likely to be representative of the effects on pro forma net income or loss in future years.

  As of December 31, 1998 the following options have been granted under this plan:

     A. Options to officers for 80,000 shares at $3.75 per share (market value at date of grant) exercisable through April 2001 in four equal annual installments beginning April 12, 1992. Options for 40,000 shares were forfeited in 1997 and 30,000 shares have been exercised.

     B. Options to Independent Directors for 12,000 shares at $5.00 per share (canceled in 1998), 4,000 shares at $4.75 per share, 4,000 shares at $4.875 per share, 4,000 at $3.50 per share, 4,000 at $3.375 per share and 4,000 at $2.438 per share (market value at date of grant) exercisable through May 2006.

     C. Options to Officer-Directors for 110,000 shares at $5.36 per share (approximately 143% of market value at date of grant) exercisable, if at all, through April 2001 upon the first to occur of (i) the Company earning $.85 or more per share in any fiscal year during the term of the option; (ii) three months before the tenth anniversary of the date of grant of the option if the holder is still an employee; or (iii) the date of retirement of the holder if he is age 70 or older. Options for 100,000 shares were cancelled in 1998.

     D. Options to Officer for 100,000 shares at $5.50 per share (market value at date of grant) exercisable through June, 2005, in five installments of 18,181 shares and one installment of 9,095 beginning in June 1997. These options were canceled in 1997.

     E. Options to Officers and employees for 150,000 shares were granted in 1996 at $3.375 to $3.625 per share (market value at date of grant) exercisable through 2006 in five equal installments beginning in 1997. These options have a weighted average exercise price of approximately $3.48. Of these, 75,000 have been canceled.

     F. Options to Officers for 125,000 shares were granted in 1997 at $2.375 to $3.267 per share (market value at date of grant) exercisable through 2007 in

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

  five equal installments beginning in 1998. These options have a weighted average exercise price of approximately $2.91.

     G. Options to Officers and employees for 40,000 shares were granted in 1998 at $1.875 to $2.532 per share (market value at date of grant) exercisable through 2008 in five equal installments beginning in 1999. These options have a weighted average exercise price of approximately $2.12.

  During 1998, the stockholders approved the Employee Stock Purchase Plan (the "Plan"). The Plan is designed to encourage and facilitate stock ownership by employees by providing a continued opportunity to purchase Common Stock, generally through voluntary after-tax payroll deductions. The price per share of the Common Stock shall be 85% of the fair market value on the date of the grant of the option for the qualified stock options and shall not be less than 100% of the fair market value on the date of the grant of the option for the non-qualified stock options.

8. Common Stock Subscriptions Receivable

  In connection with the Employee Stock Purchase Plan formed in 1998, certain individuals issued three year promissory notes to the Company whereby the individuals are obligated to pay annual interest of 8.5% and a balloon principal payment no later than June 30, 2001. These notes are secured by the related shares of common stock.

9. Earnings Per Share

  Basic and diluted earnings per share were the same for 1998, 1997 and 1996. The numerator for basic and diluted earnings per share includes net income
(loss) of $161,000, $(1,416,000) and $(1,072,000) for 1998, 1997 and 1996,
respectively. The denominator for diluted earnings per share includes weighted average common shares outstanding of 1,863,000, 2,135,000 and 2,159,000 for 1998, 1997 and 1996, respectively. The denominator for basic earnings per share includes weighted average common shares outstanding of 1,861,000, 2,135,000 and 2,159,000 for 1998, 1997 and 1996, respectively.

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

March 29, 1999

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

                      SIGNATURE                                           CAPACITY                           DATE
                      ---------                                           --------                           ----

                  /s/ WILLIAM RILEY                    Chairman of the Board, Director and Chief        March 27, 1999
-----------------------------------------------------    Executive Officer
                    William Riley

              /s/ PIERCE E. MARKS, JR.                 Director                                         March 29, 1999
-----------------------------------------------------
                Pierce E. Marks, Jr.

                /s/ MICHAEL J. GAINES                  President and Chief Operating Officer            March 27, 1999
-----------------------------------------------------
                  Michael J. Gaines

                 /s/ L. WARD EDWARDS                   Vice President, Treasurer and Secretary and      March 29, 1999
-----------------------------------------------------    Director (Principal Accounting and Financial
                   L. Ward Edwards                       Officer)

                /s/ MICHAEL B. STUBBS                  Director                                         March 30, 1999
-----------------------------------------------------
                  Michael B. Stubbs

                /s/ RONALD J. JUVONEN                  Director                                         March 29, 1999
-----------------------------------------------------
                  Ronald J. Juvonen

--------------------------------------------------------------------------------

                              MOORE-HANDLEY, INC.

                               INDEX OF EXHIBITS

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   3(a)       Restated Certificate of Incorporation of Company, filed as
                Exhibit 3(a) to the Company's Annual Report on Form 10-K
                for the year ended December 31, 1987 and incorporated
                herein by reference.
   3(a)-1     Amendment to Restated Certificate of Incorporation dated May
                7, 1987, filed as Exhibit 3(a)-1 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1987
                and incorporated herein by reference.
   3(b)       By-laws of the Company, filed as Exhibit 3(d) to the
                Company's Registration Statement on Form S-1 (Reg. No.
                33-3032) and incorporated herein by reference.
   3(b)-1     Article VII of By-laws of the Company, as amended May 7,
                1987 filed as Exhibit 3(b)-1 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1987
                and incorporated herein by reference.
10.1          Lease Agreement, dated as of December 30, 1986, between the
                Company and the Industrial Development Board of the Town
                of Pelham (the "Board"), filed as Exhibit 10(cc) to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1987 and incorporated herein by reference.
10.2          Guarantee Agreement, dated as of December 30, 1986, between the Company and the First Alabama Bank of Birmingham, as
                Trustee ("Trustee"), filed as Exhibit 10(dd) to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1987 and incorporated herein by reference.
10.3          Mortgage and Trust Indenture, dated as of December 30, 1986, between the Trustee and the Board, filed as Exhibit 10(ee)
                to the Company's Annual Report on Form 10-K for the year
                ended December 31, 1987 and incorporated herein by
                reference.
10.4          The Moore-Handley, Incorporated Salaried Pension Plan,
                effective January 1, 1985, as amended, filed as Exhibit
                10(n) to the Company's Registration Statement on Form S-1
                (Reg. No. 33-3032) and incorporated herein by reference.
10.5          Amendment No. 4 to The Moore-Handley Incorporated Salaried
                Pension Plan, dated February 10, 1992 but effective
                January 1, 1987, filed as Exhibit 10(n)-1 to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1991 and incorporated herein by reference.
10.6          Amendment No. 5 to The Moore-Handley Incorporated Salaried
                Pension Plan, dated February 10, 1992 but effective
                January 1, 1988, filed as Exhibit 10(n)-2 to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1991 and incorporated herein by reference.
10.7          Amended and Restated Moore-Handley, Inc. Salaried Pension
                Plan, dated February 10, 1992 but effective January 1,
                1989, filed as Exhibit 10(n)-3 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1991
                and incorporated herein by reference.
10.8          Amendment No. 6 to The Moore-Handley Incorporated Salaried
                Pension Plan, dated February 10, 1992, filed as Exhibit
                10(n)-4 to the Company's Annual Report on Form 10-K for
                the year ended December 31, 1991 and incorporated herein
                by reference.
10.9          Amendment No. 2 to The Moore-Handley Incorporated Salaried
                Pension Plan, dated December 29, 1994, filed as Exhibit
                10(n)-5 to the Company's Annual Report on Form 10-K for
                the year ended December 31, 1994 and incorporated herein
                by reference.
10.10         The Moore-Handley Salaried Employees' Savings Plan and
                Trust, effective January 1, 1985, as amended, filed as
                Exhibit 10(p) to the Company's Registration Statement on
                Form S-1 (Reg. No. 33-3032) and incorporated herein by
                reference.
10.11         Amended and restated The Moore-Handley Salaried Employees'
                Savings Plan and Trust dated February 4, 1994 but
                effective January 1, 1989, filed as Exhibit 10(p)-1 to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1994 and incorporated herein by reference.
10.12         The Moore-Handley Return-on-Investment Bonus Program, dated
                February 23, 1983, filed as Exhibit 10(r) to the Company's
                Registration Statement on Form S-1 (Reg. No. 33-3032) and
                incorporated herein by reference.
10.13         Form of Stock Subscription Agreement, dated as of January
                29, 1986, between the Company and certain managers of the
                Company, filed as Exhibit 10(aa) to the Company's
                Registration Statement on Form S-1 (Reg. No. 33-3032) and
                incorporated herein by reference.
10.14         1991 Incentive Compensation Plan, filed as Exhibit A to the
                Company's Proxy Statement dated April 30, 1991 and
                incorporated herein by reference.
10.15         The Moore-Handley, Inc. Employees' 401(k) Profit Sharing
                Prototype Non-Standardized Adoption Agreement effective
                July 1, 1993, filed as Exhibit 10(gg) to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1993 and incorporated herein by reference.
10.16         Financing Agreement, dated August 7, 1997, between the
                Company and The CIT Group/Business Credit, Inc. filed as
                Exhibit 10(ii) to the Company's Quarterly Report on Form
                10-Q for the quarter ended June 30, 1997 and incorporated
                herein by reference.
10.17         The Moore-Handley, Inc. Employee Stock Purchase Plan filed as Exhibit 10 to the Company's Quarterly Report on Form
                10-Q for the quarter ended March 31, 1998, and
                incorporated herein by reference.
10.18         Amendment dated September 24, 1998 to Financing Agreement, dated August 7, 1997, between the Company and The CIT
                Group/Business Credit, Inc. filed as Exhibit 10-(a) to the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended September 30, 1998 and incorporated herein by
                reference.
  21          List of Subsidiaries is incorporated herein by reference to
                Exhibit 21 to the Company's Annual Report on Form 10-K for
                the year ended December 31, 1996.
  23          Consent of Ernst & Young LLP, Independent Auditors
  27          Financial Data Schedule (For SEC purposes only).

--------------------------------------------------------------------------------
                                       28