Form 10-Q
period 1999-03-31
MOORE HANDLEY INC /DE/
filed 1999-05-14
CIK 788951

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

         [ ] Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                       For the transition period from ______ to ______

                        COMMISSION FILE NUMBER 0-14324
                                               --------
-------------------------------------------------------------------------------

                              MOORE-HANDLEY, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          63-0819773
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation of organization)                          Identification No.)


3140 PELHAM PARKWAY, PELHAM, ALABAMA                           35124
----------------------------------------                    ----------
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

                                  Yes X      No
                                     ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.10 par value                        1,854,543 shares
------------------------------                 ---------------------------
           Class                               Outstanding at May 10, 1999

                              MOORE-HANDLEY, INC.
                                     INDEX

Item No.                                                                                                    Page No.
--------                                                                                                    --------
PART I.  FINANCIAL INFORMATION - UNAUDITED

1.  Balance Sheets -
            March 31, 1999 and 1998 and December 31, 1998..................................................     3

     Statements of Operations -
            Three Months Ended March 31, 1999 and 1998.....................................................     4

     Statements of Cash Flows -
            Three Months Ended March 31, 1999 and 1998.....................................................     5

     Notes to Financial Statements.........................................................................     6

2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations...............................................  7-11

3.  Quantitative and Qualitative Disclosures About Market Risk.............................................    10

PART II.  OTHER INFORMATION

6.  Exhibits and Reports on Form 8-K.......................................................................    11

     Signatures............................................................................................    12

                              MOORE-HANDLEY, INC.
                                 BALANCE SHEETS
                 MARCH 31, 1999 AND 1998 AND DECEMBER 31, 1998

                                                                                  MARCH 31,                        DECEMBER 31,
                                                                      --------------------------------            -------------
                                                                         1999                1998                      1998
                                                                      ----------          ------------            -------------
                                                                    (unaudited)            (unaudited)               (Note 1)
ASSETS:
Current assets:
   Cash and cash equivalents.............................           $   309,000           $    866,000              $   122,000
   Trade receivables, net................................            30,599,000             29,626,000               24,228,000
   Other receivables.....................................             3,549,000              2,580,000                3,073,000
   Merchandise inventory.................................            16,242,000             16,502,000               17,707,000
   Prepaid expenses......................................               701,000                444,000                  385,000
   Refundable income tax.................................                 -                    632,000                    -
   Deferred income taxes.................................               590,000                551,000                  590,000
                                                                    -----------           ------------              -----------
        Total current assets.............................            51,990,000             51,201,000               46,105,000
Prepaid pension cost.....................................             1,080,000                965,000                1,146,000
Property and equipment...................................            19,770,000             19,716,000               19,502,000
   Less accumulated depreciation.........................           (11,798,000)           (11,662,000)             (11,496,000)
                                                                    -----------           ------------              -----------
        Net property and equipment.......................             7,972,000              8,054,000                8,006,000
Deferred charges, net....................................                16,000                 27,000                   18,000
                                                                    -----------           ------------              -----------
                                                                    $61,058,000           $ 60,247,000              $55,275,000
                                                                    ===========           ============              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................................           $25,549,000            $25,542,000              $19,633,000
   Accrued payroll.......................................               437,000                453,000                  535,000
   Other accrued liabilities.............................             2,296,000              2,030,000                1,994,000
   Long-term debt due in one year........................             1,243,000              1,160,000                1,246,000
                                                                    -----------            -----------              -----------
        Total current liabilities........................            29,525,000             29,185,000               23,408,000
Long-term debt...........................................            17,099,000             16,695,000               17,453,000
Deferred income taxes....................................             1,085,000              1,150,000                1,085,000
Stockholders' equity:
   Common stock, $.10 par value;
        10,000,000 shares authorized,
        2,510,040 shares issued..........................               251,000                251,000                  251,000
   Other stockholders' equity............................            13,098,000             12,966,000               13,078,000
                                                                    -----------            -----------              -----------
        Total stockholders' equity.......................            13,349,000             13,217,000               13,329,000
                                                                    -----------            -----------              -----------
                                                                    $61,058,000            $60,247,000              $55,275,000
                                                                    ===========            ===========              ===========


                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                          THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                      1999           1998
                                                                  -----------   -----------
Net sales .................................................       $44,663,000   $40,472,000

Cost of merchandise sold ..................................        38,207,000    34,406,000
Warehouse and delivery expense ............................         2,550,000     2,254,000
                                                                  -----------   -----------
Cost of sales .............................................        40,757,000    36,660,000
                                                                  -----------   -----------
Gross profit ..............................................         3,906,000     3,812,000
Selling and administrative expense ........................         3,553,000     3,374,000
                                                                  -----------   -----------
Operating income ..........................................           353,000       438,000
Interest expense, net .....................................           319,000       365,000
                                                                  -----------   -----------
Income before provision for income tax ....................            34,000        73,000
Income tax ................................................            13,000        24,000
                                                                  -----------   -----------
Net income ................................................       $    21,000   $    49,000
                                                                  ===========   ===========


Net income per common share - basic and diluted ...........       $       .01   $       .03
                                                                  ===========   ===========
Weighted average common shares outstanding ................         1,876,000     1,855,000
                                                                  ===========   ===========



                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


                                                                      1999           1998
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .................................................   $    21,000    $    49,000
   Adjustments to reconcile net income
        to net cash provided by (used in) operating activities:
            Depreciation and amortization .....................       304,000        326,000
            Provision for doubtful accounts ...................        75,000         60,000
            Change in assets and liabilities:
                Trade and other receivables ...................    (6,922,000)    (6,925,000)
                Merchandise inventory .........................     1,465,000        533,000
                Accounts payable and accrued expenses .........     6,120,000      7,714,000
                Other assets ..................................      (250,000)      (226,000)
                                                                  -----------    -----------
                Total adjustments .............................       792,000      1,482,000
                                                                  -----------    -----------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES ...       813,000      1,531,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .......................................      (269,000)      (107,000)
                                                                  -----------    -----------
            NET CASH USED IN INVESTING ACTIVITIES .............      (269,000)      (107,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt .......................      (357,000)    (1,713,000)
                                                                  -----------    -----------
        NET CASH USED IN FINANCING ACTIVITIES .................      (357,000)    (1,713,000)
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents ..........       187,000       (289,000)

Cash and cash equivalents at beginning of period ..............       122,000      1,155,000
                                                                  -----------    -----------
Cash and cash equivalents at end of period ....................   $   309,000    $   866,000
                                                                  ===========    ===========


                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  (INFORMATION PERTAINING TO THE THREE MONTHS
                  ENDED MARCH 31, 1999 AND 1998 IS UNAUDITED)

1.  BASIS OF PRESENTATION

        The financial statements included herein have been prepared by Moore-Handley, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1999.

        The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

2.  INCOME PER COMMON SHARE

        Basic net income per share is based on the weighted average number of common shares outstanding and net income. Diluted net income per share is based on the weighted average of common shares outstanding plus the effect of dilutive employee stock options and net income. Basic and diluted earnings per share were the same for the first quarter of 1999 and 1998.

3.  REVENUE RECOGNITION

        The Company recognizes revenues when goods are shipped.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

SUMMARY

        Net sales for the quarter ended March 31, 1999 increased $4,191,000 or 10.4% from the same quarter in 1998. Net income was 1 cent per share on 1,876,000 average shares outstanding compared to 3 cents per share on 1,855,000 average shares as of March 31, 1998. Gross margin improvement of $390,000 in the first quarter of 1999 over the same period in 1998 was offset by disproportionately higher warehouse costs resulting in lower earnings per share on a quarter to quarter basis.

NET SALES

        Warehouse shipments increased $2,866,000 or 11.4% and factory direct shipments increased $1,325,000 or 8.6% compared to the three months ended March 31, 1998. The Company has been making a concerted effort through coordinated sales planning and activities to develop new business utilizing warehouse shipments. The increase in factory direct shipments reflects record sales at a Dealers' Mart held during the quarter and the Company's expanded efforts to increase sales of lumber and building materials.

        Gross margins on direct shipments are lower than gross margins on warehouse shipments; however, expenses related to direct shipments are also lower. While the trend toward factory direct shipments has resulted in decreased gross margins, the Company believes that direct shipments are an important part of its business as a full-service wholesale distributor.

   The following table sets forth the major elements of net sales:


                                                                                      Three Months Ended March 31,
                                                                                 --------------------------------------
                                                                                    1999                         1998
                                                                                ----------                    ---------
                                                                                          (dollars in thousands)
Net Sales:
        Warehouse shipments....................................          $27,997         62.7%           $25,131         62.1%
        Factory direct shipments...............................           16,666         37.3             15,341         37.9
                                                                         -------        -----            -------        -----
            Net Sales..........................................          $44,663        100.0%           $40,472        100.0%
                                                                         =======        =====            =======        =====


OPERATIONS

        The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                                               Three Months Ended
                                                                     March 31,
                                                                    ----------
                                                                  1999     1998
                                                                 -----     ----
Net Sales .....................................................  100.0%   100.0%
                                                                 =====    =====
Gross margin ..................................................   14.5     15.0
Warehouse and delivery expense ................................    5.7      5.6
                                                                 -----    -----
Gross profit ..................................................    8.8      9.4
Selling and administrative expenses ...........................    8.0      8.3
                                                                 -----    -----
Operating income ..............................................     .8      1.1
Interest expense, net .........................................     .7       .9
                                                                 -----    -----
Income before provision for income tax ........................    0.1%     0.2%
                                                                 =====    =====


GROSS MARGIN

        The gross margin percentage for the quarter ended March 31, 1999 was 14.5%, down from 15.0% in the first quarter of 1998. The decrease is due to competitive pricing pressures and to slightly higher cost of merchandise charged to the Company by its suppliers. These factors were offset somewhat by the decrease in factory direct shipments as a percentage of total sales.

        The following table sets forth the gross margin dollars, gross margin percentages and year-over-year changes for 1998 and the first quarter of 1999:



                                                                                                    Increase (Decrease)
                                                                                                      vs. Same Quarter
                                                Gross Margin                                          in Previous Year
                                   ------------------------------------                    -----------------------------------
                                        Amount               Percentage                        Amount               Percentage
  Quarter                           (in thousands)            of Sales                     (in thousands)             Points
----------                         --------------            ----------                    --------------           ----------
1998 - 1st                              6,066                  15.0                              555                   0.4
       2nd                              6,037                  15.9                              643                   0.7
       3rd                              5,960                  15.4                              117                   0.8
       4th                              6,260                  15.0                              906                  (1.5)

1999 - 1st                              6,456                  14.5                              390                  (0.5)



WAREHOUSE AND DELIVERY EXPENSES

        As a percentage of warehouse shipments, warehouse and delivery expenses increased slightly to 9.1% in the first quarter of 1999 from 9.0% in the same quarter last year.

         The following table sets forth the trend in warehouse and delivery expenses in 1998 and the first quarter of 1999:



                                                                                                    Increase (Decrease)
                                        Warehouse and Delivery                                        vs. Same Quarter
                                               Expenses                                               in Previous Year
                                -------------------------------------                       -----------------------------------
                                                           Percentage
                                    Amount                of Warehouse                          Amount               Percentage
  Quarter                       (in thousands)               Sales                          (in thousands)             Points
----------                      --------------            ------------                      --------------           ----------
1998 - 1st                            2,254                    9.0                                 (40)                  (0.4)
       2nd                            2,220                    8.7                                (250)                  (1.6)
       3rd                            2,422                    9.5                                  93                    0.2
       4th                            2,478                    9.3                                  85                   (1.7)

1999 - 1st                            2,550                    9.1                                 296                    0.1

WAREHOUSE AND DELIVERY EXPENSES

        As a percentage of warehouse shipments, warehouse and delivery expenses increased slightly to 9.1% in the first quarter of 1999 from 9.0% in the same quarter last year. The Company continually evaluates alternatives in its attempts to control or reduce warehouse expense.

         The following table sets forth the trend in warehouse and delivery expenses in 1998 and the first quarter of 1999:



                                                                                                        Increase (Decrease)
                                        Warehouse and Delivery                                            vs. Same Quarter
                                               Expenses                                                   in Previous Year
                                -------------------------------------                                   --------------------
                                                           Percentage
                                    Amount                of Warehouse                          Amount               Percentage
  Quarter                       (in thousands)               Sales                          (in thousands)             Points
----------                      --------------            ------------                      --------------           ----------
1998 -  1st                           2,254                    9.0                                 (40)                  (0.4)
        2nd                           2,220                    8.7                                (250)                  (1.6)
        3rd                           2,422                    9.5                                  93                    0.2
        4th                           2,478                    9.3                                  85                   (1.7)

1999 -  1st                           2,550                    9.1                                 296                    0.1

SELLING AND ADMINISTRATIVE EXPENSE

        Selling and administrative expenses for the first quarter of 1999 increased by $179,000 or 5.3% over the same period in 1998, however, as a percentage of sales, this category of expenses decreased by 0.3%.

         The following table sets forth the quarterly trend in selling and administrative expenses in 1998 and the first quarter of 1999:



                                                                                                     Increase (Decrease)
                                        Selling and Administrative                                    vs. Same Quarter
                                                   Expense                                            in Previous Year
                                   --------------------------------------                  -----------------------------------
                                        Amount                Percentage                       Amount               Percentage
  Quarter                          (in thousands)              of Sales                    (in thousands)             Points
----------                         --------------            ------------                  --------------           ----------
1998 -    1st                           3,374                   8.3                            (123)                  (0.9)
          2nd                           3,367                   8.9                            (161)                  (0.1)
          3rd                           3,358                   8.6                             146                    0.6
          4th                           3,216                   7.7                            (252)                  (3.0)

1999 -    1st                           3,553                   8.0                             179                   (0.3)


INTEREST EXPENSE

        Interest expense decreased $46,000 or 12.6% during the first quarter of 1999 compared to the same period during 1998. Although net trade receivables increased during this period, this asset was financed primarily through extended terms from our suppliers. Inventory levels were reduced compared to the first quarter in 1998 and December 31, 1998, despite record sales at our Spring Dealers' Mart (See Liquidity and Capital Resources). Additionally, interest on the Company's working capital line of credit is charged at the prime rate which was 8.50% during the first quarter of 1998 and was 7.75% during the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

        From December 31, 1998 to March 31, 1999, the Company's net trade receivables increased by $6,371,000 or 26.3%. The increase was due to the higher level of sales in March 1999 (which includes shipment of orders taken at a Dealers' Mart held in February) and because of extended terms given to customers as a part of the sales promotion conducted in the first quarter of 1999.

        Inventories decreased by $1,465,000 or 8.3% in the three months ended March 31, 1999. Additionally, inventories decreased $260,000 or 1.6% compared to March 31, 1998, as the Company continues its efforts to reduce inventory levels while maintaining its high "fill rate" (the percentage of items shipped within 48 hours of the receipt of an order) on customer orders.

         Trade payables increased $5,916,000 or 30.1% from December 31, 1998, because of extended terms received from suppliers in connection with the Dealers' Mart.

         At March 31, 1999, the Company had unused lines of credit of $5,673,000, which it believes are adequate to finance its working capital requirements.

Interest Rate Risk

     The following discussion about the Company's interest rate risk includes "forward looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

     The Company's principal credit agreement and the Company's lease with respect to industrial development bonds issued to finance the Company's principal warehouse distribution facility both bear a floating interest rate based on, in the case of the credit agreement, the prime rate or at the Company's option 2 1/2% over LIBOR, and in the case of the industrial development lease, based on 92% of the prime rate. Accordingly, the Company is subject to market risk associated with changes in interest rates. At March 31, 1999, $14,327,000 was outstanding under the credit agreement and $2,278,000 was outstanding under the industrial development lease agreement. For 1998, the average principal amount outstanding under the credit agreement was $12,039,000. Assuming the average amount outstanding under the credit agreement during 1999 is equal to such average amount outstanding during 1998 and assuming the Company makes its scheduled amortization payments on its industrial development lease of $769,000 in 1999, a 1% increase in the applicable interest rate during 1999 would result in additional interest expense of approximately $60,000, which would reduce cash flow and pre-tax earnings dollar for dollar.

IMPACT OF YEAR 2000

     The Company is in the process of modifying or replacing those portions of its software which are used in the ordinary course of the Company's business so that its computer, telephone and other systems will function properly with respect to dates of the year 2000 and thereafter. Based on its current assessment of which portions of the software and hardware must be modified, the Company estimates the cost of the year 2000 project will be approximately $200,000, of which $39,000 has been expended through the first quarter of 1999. The Company anticipates that the required modifications will be largely completed in a timely fashion between now and year end and does not anticipate any material interruption of its business stemming from the failure of its software and hardware to be year 2000 compliant. The Company is focusing its efforts on those systems which it believes are essential to its ability to conduct its operations in the ordinary course of business and anticipates that the modification, replacement and testing of those systems will be largely completed by the end of the third quarter of 1999.

        The Company has made an assessment of the year 2000 compliance of most of its embedded microchips and other micro-processors in the non-information technology equipment that it uses in its operations. While it is impossible to be certain, the Company presently anticipates that it will be able to repair or replace non-year 2000 compliant equipment as necessary without material disruption to it operations.

        Even though the Company is in the process of converting its computer and other systems so that they will be year 2000 compliant, it is possible that third parties with whom the Company does business will encounter problems with their systems that may have an adverse impact on the Company. The Company has not ascertained the year 2000 compliance of the approximate 1,400 suppliers of the products it distributes. However, no supplier accounts for more than 4.5% of the Company's total purchases and substantially all products of the type distributed by the Company are available from a number of manufacturers. The Company has no contingency plan for addressing possible disruptions in utility service to the Company stemming from year 2000 problems, such as power, telephone and the like, but will rely on those suppliers to address their year 2000 issues in a timely manner so as to avoid a material disruption of service to the Company.

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

-  changes in general economic conditions, including interest rates; and

- impact of year 2000 on the Company's operations, including issues relating to the compliance or lack thereof by third-party suppliers.



Part II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 3(a) -- Restated Certificate of Incorporation of Company, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference, 3(a)-1 -- Amendment to Restated Certificate of Incorporation dated May 7, 1987, filed as Exhibit 3(a)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference, 3(b) -- By-Laws of the Company, filed as Exhibit 3(d) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference, 3(b)-1 -- Article VII of By-Laws of the Company, as amended May 7, 1987 filed as Exhibit 3(b)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference, 27 -- Financial Data Schedule (For SEC Purposes Only).

     (b) There were no reports on Form 8-K filed by the Company during the three month period ended March 31,1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     MOORE-HANDLEY, INC.
                                                  --------------------------
                                                         (Registrant)

Date: May 10, 1999                                /s/  Michael J. Gaines
     ---------------------                        --------------------------
                                                       Michael J. Gaines
                                                         President and
                                                   Chief Operating Officer

                                                  /s/  Peter B. Covert
                                                  --------------------------
                                                       Peter B. Covert
                                                   Chief Financial Officer
                                                  (Principal Accounting and
                                                      Financial Officer)

                                 EXHIBIT INDEX

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

   27               Financial Data Schedule (For SEC purposes only).
