Form 10-Q/A
period 1999-03-31
MOORE HANDLEY INC /DE/
filed 1999-06-15
CIK 788951

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                AMENDMENT NO. 1


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
           Class                               Outstanding at May 10, 1999

The registrant is hereby filing Amendment No. 1 to Form 10-Q for the quarter ended March 31, 1999 for the purpose of correcting certain financial information and disclosures contained in the (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows, and (iv) Summary and Operations sections of Management's Discussion and Analysis of Financial Condition and Results of Operations resulting from a miscalculation of accrued payroll in March 1999.


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

                              MOORE-HANDLEY, INC.
                                 BALANCE SHEETS
                 MARCH 31, 1999 AND 1998 AND DECEMBER 31, 1998

                                                                                  MARCH 31,                        DECEMBER 31,
                                                                      --------------------------------            -------------
                                                                         1999                1998                      1998
                                                                      ----------          ------------            -------------
                                                                    (unaudited)            (unaudited)               (Note 1)
                                                                    (restated)
                                                                     (Note 4)
ASSETS:
Current assets:
   Cash and cash equivalents.............................           $   309,000           $    866,000              $   122,000
   Trade receivables, net................................            30,599,000             29,626,000               24,228,000
   Other receivables.....................................             3,549,000              2,580,000                3,073,000
   Merchandise inventory.................................            16,242,000             16,502,000               17,707,000
   Prepaid expenses......................................               701,000                444,000                  385,000
   Refundable income tax.................................                 -                    632,000                    -
   Deferred income taxes.................................               590,000                551,000                  590,000
                                                                    -----------           ------------              -----------
        Total current assets.............................            51,990,000             51,201,000               46,105,000
Prepaid pension cost.....................................             1,080,000                965,000                1,146,000
Property and equipment...................................            19,770,000             19,716,000               19,502,000
   Less accumulated depreciation.........................           (11,798,000)           (11,662,000)             (11,496,000)
                                                                    -----------           ------------              -----------
        Net property and equipment.......................             7,972,000              8,054,000                8,006,000
Deferred charges, net....................................                16,000                 27,000                   18,000
                                                                    -----------           ------------              -----------
                                                                    $61,058,000           $ 60,247,000              $55,275,000
                                                                    ===========           ============              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................................           $25,549,000            $25,542,000              $19,633,000
   Accrued payroll.......................................               606,000                453,000                  535,000
   Other accrued liabilities.............................             2,232,000              2,030,000                1,994,000
   Long-term debt due in one year........................             1,243,000              1,160,000                1,246,000
                                                                    -----------            -----------              -----------
        Total current liabilities........................            29,630,000             29,185,000               23,408,000
Long-term debt...........................................            17,099,000             16,695,000               17,453,000
Deferred income taxes....................................             1,085,000              1,150,000                1,085,000
Stockholders' equity:
   Common stock, $.10 par value;
        10,000,000 shares authorized,
        2,510,040 shares issued..........................               251,000                251,000                  251,000
   Other stockholders' equity............................            12,993,000             12,966,000               13,078,000
                                                                    -----------            -----------              -----------
        Total stockholders' equity.......................            13,244,000             13,217,000               13,329,000
                                                                    -----------            -----------              -----------
                                                                    $61,058,000            $60,247,000              $55,275,000
                                                                    ===========            ===========              ===========


                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                          THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                      1999           1998
                                                                  -----------   -----------
                                                                  (restated)
                                                                   (Note 4)
Net sales .................................................       $44,663,000   $40,472,000

Cost of merchandise sold ..................................        38,207,000    34,406,000
Warehouse and delivery expense ............................         2,693,000     2,254,000
                                                                  -----------   -----------
Cost of sales .............................................        40,900,000    36,660,000
                                                                  -----------   -----------
Gross profit ..............................................         3,763,000     3,812,000
Selling and administrative expense ........................         3,580,000     3,374,000
                                                                  -----------   -----------
Operating income ..........................................           183,000       438,000
Interest expense, net .....................................           318,000       365,000
                                                                  -----------   -----------
Income (loss) before provision for income tax (benefit) ...          (135,000)       73,000
Income tax (benefit).......................................           (51,000)       24,000
                                                                  -----------   -----------
Net income (loss)..........................................       $   (84,000)  $    49,000
                                                                  ===========   ===========


Net income (loss) per common share - basic and diluted ....       $      (.04)  $       .03
                                                                  ===========   ===========
Weighted average common shares outstanding ................         1,876,000     1,855,000
                                                                  ===========   ===========



                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


                                                                      1999           1998
                                                                  -----------    -----------
                                                                   (restated)
                                                                    (Note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)...........................................   $   (84,000)   $    49,000
   Adjustments to reconcile net income
        to net cash provided by (used in) operating activities:
            Depreciation and amortization .....................       304,000        326,000
            Provision for doubtful accounts ...................        75,000         60,000
            Change in assets and liabilities:
                Trade and other receivables ...................    (6,922,000)    (6,925,000)
                Merchandise inventory .........................     1,465,000        533,000
                Accounts payable and accrued expenses .........     6,225,000      7,714,000
                Other assets ..................................      (250,000)      (226,000)
                                                                  -----------    -----------
                Total adjustments .............................       792,000      1,482,000
                                                                  -----------    -----------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES ...       813,000      1,531,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .......................................      (269,000)      (107,000)
                                                                  -----------    -----------
            NET CASH USED IN INVESTING ACTIVITIES .............      (269,000)      (107,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt .......................      (357,000)    (1,713,000)
                                                                  -----------    -----------
        NET CASH USED IN FINANCING ACTIVITIES .................      (357,000)    (1,713,000)
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents ..........       187,000       (289,000)

Cash and cash equivalents at beginning of period ..............       122,000      1,155,000
                                                                  -----------    -----------
Cash and cash equivalents at end of period ....................   $   309,000    $   866,000
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

4.  RESTATEMENT OF FINANCIAL INFORMATION

        The financial statements as of March 31, 1999, as filed in the Company's Form 10-Q on May 14, 1999, have been restated to correct a miscalculation of accrued payroll in March 1999. The effect of the correction has been to reduce net income by $105,000 and earnings per share by $0.05.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

SUMMARY

        Net sales for the quarter ended March 31, 1999 increased $4,191,000 or 10.4% from the same quarter in 1998. Net loss of 4 cents per share on 1,876,000 average shares outstanding compared to net income of 3 cents per share on 1,855,000 average shares as of March 31, 1998. Gross margin improvement of $390,000 in the first quarter of 1999 over the same period in 1998 was offset by disproportionately higher warehouse costs resulting in lower earnings per share on a quarter to quarter basis.

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
                                                                         =======        =====            =======        =====


OPERATIONS

        The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                                               Three Months Ended
                                                                     March 31,
                                                                    ----------
                                                                  1999     1998
                                                                 -----     ----
Net Sales .....................................................  100.0%   100.0%
                                                                 =====    =====
Gross margin ..................................................   14.5     15.0
Warehouse and delivery expense ................................    6.1      5.6
                                                                 -----    -----
Gross profit ..................................................    8.4      9.4
Selling and administrative expenses ...........................    8.0      8.3
                                                                 -----    -----
Operating income ..............................................     .4      1.1
Interest expense, net .........................................     .7       .9
                                                                 -----    -----
Income (loss) before provision for income tax (benefit) .......   (0.3)%    0.2%
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



WAREHOUSE AND DELIVERY EXPENSES

        As a percentage of warehouse shipments, warehouse and delivery expenses increased to 9.6% in the first quarter of 1999 from 9.0% in the same quarter last year.

         The following table sets forth the trend in warehouse and delivery expenses in 1998 and the first quarter of 1999:



                                                                                                    Increase (Decrease)
                                        Warehouse and Delivery                                        vs. Same Quarter
                                               Expenses                                               in Previous Year
                                -------------------------------------                       -----------------------------------
                                                           Percentage
                                    Amount                of Warehouse                          Amount               Percentage
  Quarter                       (in thousands)               Sales                          (in thousands)             Points
----------                      --------------            ------------                      --------------           ----------
1998 - 1st                            2,254                    9.0                                 (40)                  (0.4)
       2nd                            2,220                    8.7                                (250)                  (1.6)
       3rd                            2,422                    9.5                                  93                    0.2
       4th                            2,478                    9.3                                  85                   (1.7)

1999 - 1st                            2,693                    9.6                                 439                    0.6

SELLING AND ADMINISTRATIVE EXPENSE

        Selling and administrative expenses for the first quarter of 1999 increased by $206,000 or 6.1% over the same period in 1998, however, as a percentage of sales, this category of expenses decreased by 0.3%.

         The following table sets forth the quarterly trend in selling and administrative expenses in 1998 and the first quarter of 1999:



                                                                                                     Increase (Decrease)
                                        Selling and Administrative                                    vs. Same Quarter
                                                   Expense                                            in Previous Year
                                   --------------------------------------                  -----------------------------------
                                        Amount                Percentage                       Amount               Percentage
  Quarter                          (in thousands)              of Sales                    (in thousands)             Points
----------                         --------------            ------------                  --------------           ----------
1998 -    1st                           3,374                   8.3                            (123)                  (0.9)
          2nd                           3,367                   8.9                            (161)                  (0.1)
          3rd                           3,358                   8.6                             146                    0.6
          4th                           3,216                   7.7                            (252)                  (3.0)

1999 -    1st                           3,580                   8.0                             206                   (0.3)


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

Date: June 10, 1999                               /s/  Michael J. Gaines
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

   27               Financial Data Schedule (For SEC purposes only).


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF MOORE HANDLEY FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

End