Form 10-Q
period 1999-06-30
MOORE HANDLEY INC /DE/
filed 1999-08-16
CIK 788951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

                                Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common stock, $.10 par value                1,873,797 shares
             ----------------------------        -----------------------------
                        Class                    Outstanding at August 9, 1999

                               MOORE-HANDLEY, INC.
                                      INDEX

Item No.                                                                                            Page No.
--------                                                                                            --------
PART I.  FINANCIAL INFORMATION - UNAUDITED

1.      Balance Sheets -
           June 30, 1999 and 1998 and December 31, 1998.........................................         3

        Statements of Operations -
           Three Months and Six Months Ended June 30, 1999 and 1998.............................         4

        Statements of Cash Flows -
           Six Months Ended June 30, 1999 and 1998..............................................         5

        Notes to Financial Statements...........................................................         6

2.      Management's Discussion and Analysis
           of Financial Condition and Results of Operations.....................................      7-10

3.      Quantitative and Qualitative Disclosures About Market Risk..............................         9

PART II.  OTHER INFORMATION

4.      Submission of Matters to a Vote of Security Holders.....................................        11

6.      Exhibits and Reports on Form 8-K........................................................        11

        Signatures..............................................................................        11

                               MOORE-HANDLEY, INC.
                                 BALANCE SHEETS
                  JUNE 30, 1999 AND 1998 AND DECEMBER 31, 1998

                                                       JUNE 30,                  DECEMBER 31,
                                           -------------------------------       ------------
                                               1999              1998               1998
                                           ------------       ------------       ------------
                                           (unaudited)        (unaudited)         (Note 1)
ASSETS:
Current assets:
   Cash and cash equivalents ........      $    234,000       $    248,000       $    122,000
   Trade receivables, net ...........        28,471,000         27,974,000         24,228,000
   Other receivables ................         4,210,000          3,021,000          3,073,000
   Merchandise inventory ............        14,803,000         15,660,000         17,707,000
   Prepaid expenses .................           638,000            420,000            385,000
   Refundable income tax ............                --             40,000                 --
   Deferred income taxes ............           590,000            551,000            590,000
                                           ------------       ------------       ------------
        Total current assets ........        48,946,000         47,914,000         46,105,000
Prepaid pension cost ................         1,090,000            975,000          1,146,000
Property and equipment ..............        20,127,000         18,749,000         19,502,000
   Less accumulated depreciation ....       (12,102,000)       (10,934,000)       (11,496,000)
                                           ------------       ------------       ------------
        Net property and equipment ..         8,025,000          7,815,000          8,006,000
Deferred charges, net ...............            15,000             25,000             18,000
                                           ------------       ------------       ------------
                                           $ 58,076,000       $ 56,729,000       $ 55,275,000
                                           ============       ============       ============



LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable .................      $ 20,495,000       $ 21,720,000       $ 19,633,000
   Accrued payroll ..................           577,000            624,000            535,000
   Other accrued liabilities ........         2,130,000          1,930,000          1,994,000
   Long-term debt due in one year ...         1,180,000          1,150,000          1,246,000
                                           ------------       ------------       ------------
        Total current liabilities ...        24,382,000         25,424,000         23,408,000
Long-term debt ......................        19,344,000         16,880,000         17,453,000
Deferred income taxes ...............         1,085,000          1,150,000          1,085,000
Stockholders' equity:
   Common stock, $.10 par value;
        10,000,000 shares authorized,
        2,510,040 shares issued .....           251,000            251,000            251,000
   Other stockholders' equity .......        13,014,000         13,024,000         13,078,000
                                           ------------       ------------       ------------
        Total stockholders' equity ..        13,265,000         13,275,000         13,329,000
                                           ------------       ------------       ------------
                                           $ 58,076,000       $ 56,729,000       $ 55,275,000
                                           ============       ============       ============


                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  THREE MONTHS                  SIX MONTHS
                                                                 ENDED JUNE 30,               ENDED JUNE 30,
                                                              1999            1998          1999         1998
                                                          -----------   ------------   ------------   -----------


Net sales ............................................    $42,704,000   $ 38,012,000   $ 87,367,000   $78,484,000

Cost of merchandise sold .............................     35,878,000     31,975,000     74,085,000    66,381,000
Warehouse and delivery expense .......................      2,855,000      2,220,000      5,548,000     4,473,000
                                                          -----------   ------------   ------------   -----------
Cost of sales ........................................     38,733,000     34,195,000     79,633,000    70,854,000
                                                          -----------   ------------   ------------   -----------
Gross profit .........................................      3,971,000      3,817,000      7,734,000     7,630,000
Selling and administrative expense ...................      3,620,000      3,367,000      7,200,000     6,742,000
                                                          -----------   ------------   ------------   -----------
Operating income .....................................        351,000        450,000        534,000       888,000
Interest expense, net ................................        318,000        354,000        636,000       719,000
                                                          -----------   ------------   ------------   -----------
Income (loss) before provision for income tax
  (benefit) ..........................................         33,000         96,000       (102,000)      169,000
Income tax (benefit) .................................         13,000         38,000        (38,000)       62,000
                                                          -----------   ------------   ------------   -----------
Net income (loss) ....................................    $    20,000   $     58,000        (64,000)      107,000
                                                          ===========   ============   ============   ===========


Net income (loss) per common share - basic and diluted    $       .01   $        .03   $      (.03)   $       .06
                                                          ===========   ============   ============   ===========
Weighted average common shares outstanding ...........      1,875,000      1,855,000      1,875,000     1,855,000
                                                          ===========   ============   ============   ===========


                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                               1999              1998
                                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income ................................................      $   (64,000)      $   107,000
   Adjustments to reconcile net income
        To net cash (used in) provided by operating activities:
            Depreciation and amortization ...........................          609,000           639,000
            Provision for doubtful accounts .........................          150,000           120,000
            Gain on sale of equipment ...............................               --          (177,000)
            Change in assets and liabilities:
                Trade and other receivables .........................       (5,530,000)       (5,774,000)
                Merchandise inventory ...............................        2,904,000         1,375,000
                Accounts payable and accrued expenses ...............        1,040,000         3,963,000
                Other assets ........................................         (194,000)          382,000
                                                                           -----------       -----------
                Total adjustments ...................................       (1,021,000)          528,000
                                                                           -----------       -----------
                 NET CASH (USED IN)  PROVIDED BY OPERATING ACTIVITIES       (1,085,000)          635,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .............................................         (628,000)         (297,000)
   Proceeds from sale of equipment ..................................               --           293,000
                                                                           -----------       -----------
                 NET CASH USED IN INVESTING ACTIVITIES ..............         (628,000)           (4,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net  borrowings (repayments) of long-term debt ...................        1,825,000        (1,538,000)
                                                                           -----------       -----------
                 NET CASH USED IN FINANCING ACTIVITIES ..............        1,825,000        (1,538,000)
                                                                           -----------       -----------

Net increase (decrease) in cash and cash equivalents ................          112,000          (907,000)

Cash and cash equivalents at beginning of period ....................          122,000         1,155,000
                                                                           -----------       -----------
Cash and cash equivalents at end of period ..........................      $   234,000       $   248,000
                                                                           ===========       ===========

                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (INFORMATION PERTAINING TO THE SIX MONTHS
                   ENDED JUNE 30, 1999 AND 1998 IS UNAUDITED)


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

         The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of interim periods are not necessarily indicative of results to be expected for the year.


2.       INCOME PER COMMON SHARE

         Basic net income per share is based on the weighted average number of common shares outstanding and net income. Diluted net income per share is based on the weighted average of common shares outstanding plus the effect of dilutive employee stock options and net income. Basic and diluted earnings per share were the same for the first and second quarter of 1999 and 1998.


3.       REVENUE RECOGNITION


         The Company recognizes revenues when goods are shipped.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

SUMMARY

         Net sales for the quarter ended June 30, 1999 increased $4,692,000 or 12.3% from the same quarter in 1998. Net income per share for the quarter ended June 30, 1999 decreased to 1 cent per share compared to net income per share of 3 cents per share for the quarter ended June 30, 1998. Gross margin improvement of $789,000 in the second quarter of 1999 over the same period in 1998 was offset by disproportionately higher warehouse costs resulting in lower earnings per share on a quarter to quarter basis.

NET SALES

         Warehouse shipments increased $3,067,000 or 12.1% and factory direct shipments increased $1,625,000 or 12.9% compared to the three months ended June 30, 1998. For the six months, warehouse shipments increased 11.7%, factory direct shipments increased 10.6%, and total net sales increased 11.3%. The Company has been making a concerted effort through coordinated sales planning and activities to develop new business utilizing warehouse shipments. The increase in factory direct shipments reflects record sales at the two Dealers' Marts held during the first and second quarters and the Company's expanded efforts to increase sales of lumber and building materials. The increase was affected in part by the fact that the Dealers' Mart held in the second quarter 1998 was scheduled late in the quarter and the orders from that Mart were, for the most part, shipped and recorded in the third quarter 1998.

         Gross margins on direct shipments are lower than gross margins on warehouse shipments; however, expenses related to direct shipments are also lower. While the trend toward factory direct shipments has resulted in decreased gross margins, the Company believes that direct shipments are an important part of its business as a full-service wholesale distributor.

The following table sets forth the major elements of net sales:

                                                 Three Months Ended June 30,
                                                1999                     1998
                                                ----                     ----
                                                   (dollars in thousands)
Net Sales:
     Warehouse shipments ........      $28,490         66.7%    $25,423         66.9%
     Factory direct shipments....       14,214         33.3      12,589         33.1
                                       -------        -----     -------        -----
            Net Sales ...........      $42,704        100.0%    $38,012        100.0%
                                       =======        =====     =======        =====


                                                 Six Months Ended June 30,
                                                1999                    1998
                                                ----                    ----
                                                   (dollars in thousands)
Net Sales:
     Warehouse shipments.........       $56,487         64.7%    $50,554     64.4%
     Factory direct shipments....        30,880         35.3      27,930     35.6
                                        -------        -----     -------    -----
            Net Sales ...........       $87,367        100.0%    $78,484    100.0%
                                        =======        =====     =======    =====

OPERATIONS

         The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                              Three Months Ended       Six Months Ended
                                                                    June 30,                June 30,
                                                                1999       1998        1999         1998
                                                               -----       -----       -----        -----

Net Sales .............................................        100.0%      100.0%      100.0%       100.0%
                                                               =====       =====       =====        =====
Gross margin ..........................................         16.0        15.9        15.2         15.4
Warehouse and delivery expense ........................          6.7         5.8         6.3          5.7
                                                               -----       -----       -----        -----
Gross profit ..........................................          9.3        10.1         8.9          9.7
Selling and administrative expense ....................          8.5         8.9         8.3          8.6
                                                               -----       -----       -----        -----
Operating income ......................................           .8         1.2          .6          1.1
Interest expense, net .................................           .7          .9          .7           .9
                                                               -----       -----       -----        -----
Income (loss) before provision for income tax (benefit)           .1%         .3%        (.1)%         .2%
                                                               =====       =====       =====        =====

GROSS MARGIN

         The gross margin percentage for the quarter ended June 30, 1999 was 16.0%, up slightly from 15.9% in the second quarter of 1998, and for the six months ended June 30, 1999 decreased 0.2% compared to the prior year period. The increase for the quarter is due to close monitoring of competitive pricing and to slightly lower cost of merchandise charged to the Company by its suppliers. These items were offset somewhat by the increase in factory direct shipments as a percentage of total sales. Gross Margin was higher in the first six months of 1998 as fewer direct shipments were processed during that period. The June 1998 Dealers' Mart was scheduled near the end of June, therefore, the second quarter 1998 Mart orders were shipped and billed primarily in the third quarter.

         The following table sets forth the gross margin dollars, gross margin percentages and year-over-year changes for 1998 and the first and second quarter of 1999:

                                               Increase (Decrease)
                                                vs. Same Quarter
                   Gross Margin                 in Previous Year
            --------------------------   -----------------------------
                Amount      Percentage       Amount         Percentage
 Quarter    (in thousands)   of Sales    (in thousands)       Points
 -------    --------------  ----------   --------------     ----------
1998 - 1st      6,066          15.0            555               0.4
       2nd      6,037          15.9            643               0.7
       3rd      5,960          15.4            117               0.8
       4th      6,260          15.0            906              (1.5)

1999 - 1st      6,456          14.5            390              (0.5)
       2nd      6,826          16.0            789               0.1

WAREHOUSE AND DELIVERY EXPENSE

         Warehouse and delivery expense for the second quarter 1998 was reduced by a $177,000 gain on the sale of delivery equipment. Excluding this gain, warehouse and delivery expense increased to 10.0% of warehouse shipments in the second quarter of 1999 from 9.4% in the same quarter last year. For the six month period, again excluding the gain in 1998, warehouse and delivery expense increased to 9.8% from 9.2% in 1998 as a percentage of warehouse shipments.

         The following table sets forth the trend in warehouse and delivery expenses in 1998 and the first and second quarter of 1999:

                                                          Increase (Decrease)
                     Warehouse and Delivery                vs. Same Quarter
                            Expenses                       in Previous Year
                 -----------------------------    -----------------------------------
                                   Percentage
                     Amount       of Warehouse        Amount               Percentage
  Quarter        (in thousands)      Sales        (in thousands)             Points
  -------        --------------   ------------    --------------           ----------
1998 -  1st          2,254            9.0              (40)                  (0.4)
        2nd          2,220            8.7             (250)                  (1.6)
        3rd          2,422            9.5               93                    0.2
        4th          2,478            9.3               85                   (1.7)

1999 -  1st          2,693            9.6              439                    0.6
        2nd          2,855           10.0              635                    1.3

SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expense for the second quarter and the first six months of 1999 increased by $253,000 or 7.5% and $459,000 or 6.8% over the same periods in 1998, respectively; however, as a percentage of sales, selling and administrative expense decreased by 0.4% for both the second quarter and six months ended June 30, 1999 compared to the prior year periods.

         The following table sets forth the quarterly trend in selling and administrative expenses in 1998 and the first and second quarter of 1999:

                                                      Increase (Decrease)
                 Selling and Administrative            vs. Same Quarter
                            Expense                    in Previous Year
                -----------------------------     ---------------------------
                    Amount         Percentage         Amount       Percentage
   Quarter      (in thousands)      of Sales      (in thousands)     Points
   -------      --------------     ----------     --------------   ----------
1998 - 1st          3,374            8.3               (123)           (0.9)
       2nd          3,367            8.9               (161)           (0.1)
       3rd          3,358            8.6                146             0.6
       4th          3,216            7.7               (252)           (3.0)

1999 - 1st          3,580            8.0                206            (0.3)
       2nd          3,620            8.5                253            (0.4)


INTEREST EXPENSE

         Interest expense decreased $36,000 or 10.2% during the second quarter of 1999 compared to the same period during 1998 and decreased $83,000 or 11.5% for the six months of 1999 compared to the same period in 1998. Although net trade receivables increased during this period, this asset was financed primarily through extended terms from our suppliers. Inventory levels were reduced compared to the second quarter in 1998 and December 31, 1998, despite record sales at our first two Dealers' Marts in 1999 (See Liquidity and Capital Resources). Additionally, interest on the Company's working capital line of credit is charged at the prime rate which was 8.50% during the second quarter of 1998 and was 7.75% during the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         From December 31, 1998 to June 30, 1999, the Company's net trade receivables increased by $4,243,000 or 17.5%. The increase was due to the higher level of sales during the first six months of 1999 (which includes shipments of orders taken at the Dealers' Mart held during June 1999) and because of extended terms given to customers as a part of the sales promotion in conjunction with the Dealers' Mart.

         Inventories decreased by $2,904,000 or 16.4% in the six months ended June 30, 1999. Additionally, inventories decreased $857,000 or 5.5% compared to June 30, 1998, as the Company continues its efforts to reduce inventory levels while maintaining its high "fill rate" (the percentage of items shipped within 48 hours of the receipt of an order) on customer orders.

         Trade payables increased $862,000 at June 30, 1999, or 4.4% from December 31, 1998, because of extended terms received from suppliers in connection with the Dealers' Marts.

         The Company's working capital needs and investing activity requirements for the six month period ended June 30, 1999 were greater than cash flow from operations and therefore the Company increased its borrowing under its working capital line of credit. At June 30, 1999, the Company had an unused working capital line of credit of $3,094,000, which it believes is adequate to finance its working capital requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about the Company's interest rate risk includes "forward looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

         The Company's principal credit agreement and the Company's lease with respect to industrial development bonds issued to finance the Company's principal warehouse distribution facility both bear a floating interest rate based on, in the case of the credit agreement, the prime rate or at the Company's option 2 1/2% over LIBOR, and in the case of the industrial development lease, based on 92% of the prime rate. Accordingly, the Company is subject to market risk associated with changes in interest rates. At June 30, 1999, $16,906,000 was outstanding under the credit agreement and $2,023,000 was outstanding under the industrial development lease agreement. For 1998, the average principal amount outstanding under the credit agreement was $12,039,000. Assuming the average amount outstanding under the credit agreement during 1999 is equal to such average amount outstanding during 1998 and assuming the Company makes its scheduled amortization payments on its industrial development lease of $769,000 in 1999, a 1% increase in the applicable interest rate during 1999 would result in additional interest expense of approximately $60,000, which would reduce cash flow and pre-tax earnings dollar for dollar.

IMPACT OF YEAR 2000

         The Company is in the process of modifying or replacing those portions of its software which are used in the ordinary course of the Company's business so that its computer, telephone and other systems will function properly with respect to dates of the year 2000 and thereafter. Based on its current assessment of which portions of the software and hardware must be modified, the Company estimates the cost of the year 2000 project will be approximately $200,000, of which $39,000 has been expended through the second quarter of 1999. The Company anticipates that the required modifications will be largely completed in a timely fashion between now and year end and does not anticipate any material interruption of its business stemming from the failure of its software and hardware to be year 2000 compliant. The Company is focusing its efforts on those systems which it believes are essential to its ability to conduct its operations in the ordinary course of business and anticipates that the modification, replacement and testing of those systems will be largely completed by the end of the third quarter of 1999.

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

Part II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the Registrant was held on Thursday, April 22, 1999 at 10:00 a.m. At the meeting Messrs. William Riley, Pierce E. Marks, Jr., L.Ward Edwards, Michael B. Stubbs and Ronald J. Juvonen were re-elected as directors of the Registrant.

         The following table sets forth the distribution of votes cast with regard to each of the nominees:

                                           Votes Cast                         Votes
                                           For Nominee                       Withheld
                                           -----------                       --------

William Riley                               1,835,706                         2,400
Pierce E. Marks, Jr.                        1,835,706                         2,400
L. Ward Edwards                             1,835,706                         2,400
Michael B. Stubbs                           1,835,706                         2,400
Ronald J. Juvonen                           1,835,706                         2,400

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBIT 3(A) -- Restated Certificate of Incorporation of Company, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,
         EXHIBIT 3(A)-1 -- Amendment to Restated Certificate of Incorporation dated May 7, 1987, filed as Exhibit 3(a)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,
         EXHIBIT 3(B) -- By-Laws of the Company, filed as Exhibit 3(d) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference, 3(b)-1 -- Article VII of By-Laws of the Company, as amended May 7, 1987 filed as Exhibit 3(b)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,

         ITEM 27 -- Financial Data Schedule (For SEC Purposes Only).
(b) There were no reports on Form 8-K filed by the Company during the three month period ended June 30,1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MOORE-HANDLEY, INC.
                                                  ------------------------
                                                  (Registrant)

Date: August 12, 1999                             /s/ Michael J. Gaines
      ---------------                             ------------------------
                                                  Michael J. Gaines
                                                  President and
                                                  Chief Operating Officer

                                                  /s/ Peter B. Covert
                                                  ------------------------
                                                  Peter B. Covert
                                                  Chief Financial Officer
                                                  (Principal Accounting and
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

   3 (a)-1                             Amendment to Restated Certificate of Incorporation dated
                                       May 7, 1987, filed as Exhibit 3(a)-1 to the Company's Annual
                                       Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.

   3 (b)                               By-laws of the Company, filed as Exhibit 3(d) to the
                                       Company's Registration Statement on Form S-1 (Reg. No.
                                       33-3032) and incorporated herein by reference.

   3 (b)-1                             Article VII of By-laws of the Company, as amended May 7,
                                       1987 filed as Exhibit 3(b)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and
                                       incorporated herein by reference.

   27                                  Financial Data Schedule (For SEC purposes only).

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF MOORE HANDLEY FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


End