Form 10-Q
period 1999-09-30
MOORE HANDLEY INC /DE/
filed 1999-11-15
CIK 788951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                                       OR


          [ ] Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


                 For the transition period from ______ to ______

                         COMMISSION FILE NUMBER 0-14324

-------------------------------------------------------------------------------


                               MOORE-HANDLEY, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                    63-0819773
-------------------------------                  ----------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation of organization)                  Identification No.)


  3140 PELHAM PARKWAY, PELHAM, ALABAMA               35124
---------------------------------------          ------------
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

                             Yes  [X]         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, $.10 par value                 1,873,184 shares
      ----------------------------         --------------------------------
                Class                      Outstanding at November 11, 1999

                               MOORE-HANDLEY, INC.
                                      INDEX

Item No.                                                                                            Page No.
--------                                                                                            --------
PART I.  FINANCIAL INFORMATION - UNAUDITED

1.      Condensed Balance Sheets -
           September 30, 1999 and 1998 and December 31, 1998....................................         3

        Condensed Statements of Operations -
           Three Months and Nine Months Ended September 30, 1999 and 1998.......................         4

        Condensed Statements of Cash Flows -
           Nine Months Ended September 30, 1999 and 1998........................................         5

        Condensed Notes to Financial Statements.................................................         6

2.      Management's Discussion and Analysis
           of Financial Condition and Results of Operations.....................................      7-11

3.      Quantitative and Qualitative Disclosures About Market Risk..............................        11

PART II.  OTHER INFORMATION

6.      Exhibits and Reports on Form 8-K........................................................        12

        Signatures..............................................................................        12

                               MOORE-HANDLEY, INC.
                            CONDENSED BALANCE SHEETS
                SEPTEMBER 30, 1999 AND 1998 AND DECEMBER 31, 1998

                                                                                  SEPTEMBER 30,                      DECEMBER 31,
                                                                      -----------------------------------           -------------
                                                                          1999                   1998                    1998
                                                                      ------------           ------------           ------------
                                                                       (unaudited)            (unaudited)              (Note 1)
ASSETS:
Current assets:
   Cash and cash equivalents ...............................          $    257,000           $     75,000           $    122,000
   Trade receivables, net ..................................            27,214,000             22,697,000             24,228,000
   Other receivables .......................................             3,631,000              3,887,000              3,073,000
   Merchandise inventory ...................................            17,594,000             18,900,000             17,707,000
   Prepaid expenses ........................................               770,000                334,000                385,000
   Refundable income tax ...................................               103,000                 22,000                     --
   Deferred income taxes ...................................               590,000                551,000                590,000
                                                                      ------------           ------------           ------------
       Total current assets ................................            50,159,000             46,466,000             46,105,000
   Prepaid pension cost ....................................               996,000              1,136,000              1,146,000
   Property and equipment ..................................            20,349,000             19,038,000             19,502,000
    Less accumulated depreciation ..........................           (12,404,000)           (11,231,000)           (11,496,000)
                                                                      ------------           ------------           ------------
       Net property and equipment ..........................             7,945,000              7,807,000              8,006,000
   Deferred charges, net ...................................                13,000                 23,000                 18,000
                                                                      ------------           ------------           ------------
                                                                      $ 59,113,000           $ 55,432,000           $ 55,275,000
                                                                      ============           ============           ============


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Account payable .........................................          $ 20,730,000           $ 23,356,000           $ 19,633,000
   Accrued payroll .........................................               680,000                740,000                535,000
   Other accrued liabilities ...............................             2,341,000              2,359,000              1,994,000
   Long-term debt due in one year ..........................             1,200,000              1,152,000              1,246,000
                                                                      ------------           ------------           ------------
      Total current liabilities ............................            24,951,000             27,607,000             23,408,000
Long-term debt .............................................            19,854,000             13,497,000             17,453,000
Deferred income taxes ......................................             1,085,000              1,150,000              1,085,000
Stockholders' equity:
      Common stock, $.10 par value:
          10,000,000 shares authorized,
          2,510,040 shares issued ..........................               251,000                251,000                251,000
      Other stockholder's equity ...........................            12,972,000             12,927,000             13,078,000
                                                                      ------------           ------------           ------------
          Total stockholder's equity .......................            13,223,000             13,178,000             13,329,000
                                                                      ------------           ------------           ------------
                                                                      $ 59,113,000           $ 55,432,000           $ 55,275,000
                                                                      ============           ============           ============




                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                        THREE MONTHS                         NINE MONTHS
                                                                     ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                              -------------------------------    --------------------------------
                                                                  1999               1998            1999                1998
                                                              ------------       ------------    -------------       ------------
Net Sales ..............................................      $ 43,566,000       $ 38,729,000    $ 130,933,000       $117,213,000

Cost of merchandise sold ...............................        36,634,000         32,769,000      110,718,000         99,150,000
Warehouse and delivery expense .........................         2,802,000          2,422,000        8,350,000          6,895,000
                                                              ------------       ------------    -------------       ------------
Cost of sales ..........................................        39,436,000         35,191,000      119,068,000        106,045,000
                                                              ------------       ------------    -------------       ------------
Gross profit ...........................................         4,130,000          3,538,000       11,865,000         11,168,000
Selling and administrative expense .....................         3,821,000          3,358,000       11,021,000         10,100,000
                                                              ------------       ------------    -------------       ------------
Operating income .......................................           309,000            180,000          844,000          1,068,000
Interest expense, net ..................................           378,000            332,000        1,014,000          1,051,000
                                                              ------------       ------------    -------------       ------------
Income (loss) before provision for income tax (benefit)
    expense ............................................           (69,000)          (152,000)        (170,000)            17,000
Income tax (benefit) expense ...........................           (27,000)           (55,000)         (64,000)             7,000
                                                              ------------       ------------    -------------       ------------
Net income (loss) ......................................      $    (42,000)      $    (97,000)   $    (106,000)      $     10,000
                                                              ============       ============    =============       ============

Net income (loss) per common share-basic and diluted ...      $       (.02)      $       (.05)   $        (.06)      $        .01
                                                              ============       ============    =============       ============

Weighted average common shares outstanding .............         1,876,000          1,967,000        1,876,000          1,892,000
                                                              ============       ============    =============       ============









                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                         1999                 1998
                                                                                     -----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income ......................................................          $  (106,000)          $    10,000
   Adjustments to reconcile net income
        to net cash (used in)  provided by operating activities:
            Depreciation and amortization .................................              917,000               945,000
            Provision for doubtful accounts ...............................              225,000               180,000
            Gain on sale of equipment .....................................                   --              (177,000)
            Change in assets and liabilities:
                Trade and other receivables ...............................           (3,769,000)           (1,423,000)
                Merchandise inventory .....................................              113,000            (1,865,000)
                Accounts payable and accrued expenses .....................            1,589,000             6,150,000
                Other assets ..............................................             (338,000)              321,000
                                                                                     -----------           -----------
                Total adjustments .........................................           (1,263,000)            4,131,000
                                                                                     -----------           -----------
                  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES .....           (1,369,000)            4,141,000


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...................................................             (851,000)             (599,000)
   Proceeds from sale of equipment.........................................                   --               297,000
                                                                                     -----------           -----------
           NET CASH USED IN INVESTING ACTIVITIES ..........................             (851,000)             (302,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) of long-term debt ..........................            2,355,000            (4,919,000)
                                                                                     -----------           -----------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ............            2,355,000            (4,919,000)
                                                                                     -----------           -----------

Net increase (decrease) in cash and cash equivalents ......................              135,000            (1,080,000)

Cash and cash equivalents at beginning of period ..........................              122,000             1,155,000
                                                                                     -----------           -----------
Cash and cash equivalents at end of period ................................          $   257,000           $    75,000
                                                                                     ===========           ===========

                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                   (INFORMATION PERTAINING TO THE NINE MONTHS
                 ENDED SEPTEMBER 30, 1999 AND 1998 IS UNAUDITED)


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


2.  INCOME PER COMMON SHARE

    Basic net income per share is based on the weighted average number of common shares outstanding and net income. Diluted net income per share is based on the weighted average of common shares outstanding plus the effect of dilutive employee stock options and net income. Basic and diluted earnings per share were the same for the first three quarters of 1999 and 1998.


3.  REVENUE RECOGNITION


    The Company recognizes revenues when goods are shipped.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

SUMMARY

         Net sales for the quarter ended September 30, 1999 increased $4,837,000 or 12.5% from the same quarter in 1998. Net loss per share for the quarter ended September 30, 1999 was 2 cents per share compared to net loss per share of 5 cents per share for the quarter ended September 30, 1998. Net loss per share for the nine months ended September 30, 1999 was 6 cents per share compared to net income per share of 1 cent per share for the same period in 1998. Gross margin improvement of $2,152,000 in the first nine months of 1999 over the same period in 1998 was offset by disproportionately higher warehouse costs resulting in lower earnings per share.

NET SALES

         For the three months ended September 30, 1999, warehouse shipments increased $2,792,000 or 11.0% and factory direct shipments increased $2,046,000 or 15.4% compared to the three months ended September 30, 1998. For the nine months ended September 30, 1999, warehouse shipments increased 11.5%, factory direct shipments increased 12.1%, and total net sales increased 11.7% compared to the prior year period. The increase in factory direct shipments reflects near record sales at the three Dealers' Marts held during each of the first three quarters of 1999 as well as the Company's expanded efforts to increase sales of lumber and building materials. The increase was affected in part by the fact that the Dealers' Mart held in the third quarter 1998 was late in September and the orders from that Mart were, for the most part, shipped and recorded in the fourth quarter 1998.

         Gross margins on direct shipments are lower than gross margins on warehouse shipments; however, expenses related to direct shipments are also lower. While the trend toward factory direct shipments has resulted in decreased gross margins, the Company believes that direct shipments are an important part of its business as a full-service wholesale distributor.

The following table sets forth the major elements of net sales:


                                                                Three Months Ended September 30,
                                                         1999                                   1998
                                                  ----------------------           -----------------------
                                                                        (dollars in thousands)
Net Sales:
  Warehouse shipments ..................          $ 28,216          64.8%          $ 25,425           65.6%
  Factory direct shipments .............            15,350          35.2%            13,304           34.4%
                                                  --------         -----           --------          -----
    Net Sales ..........................          $ 43,566         100.0%          $ 38,729          100.0%
                                                  ========         =====           ========          =====



                                                             Nine Months Ended September 30,
                                                              1999                          1998
                                                  ----------------------           ------------------------
                                                                        (dollars in thousands)
Net Sales:
  Warehouse shipments ..................          $ 84,703           64.7%         $ 75,979           64.8%
  Factory direct shipments .............            46,230           35.3%           41,234           35.2%
                                                  --------         ------          --------          -----
    Net Sales ..........................          $130,933         100.0%          $117,213          100.0%
                                                  ========         ======          ========          =====

OPERATIONS

         The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                                                     Three Months Ended                  Nine Months Ended
                                                                         September 30,                       September 30,
                                                                        1999          1998              1999             1998
                                                                      -------         -----            -------            -----
Net Sales ..................................................            100.0%        100.0%             100.0%           100.0%
                                                                      =======         =====            =======            =====
Gross Margin ...............................................             15.9%         15.4%              15.5%            15.4%
Warehouse and delivery expense .............................              6.4%          6.3%               6.4%             5.9%
                                                                      -------         -----            -------            -----
Gross profit ...............................................              9.5%          9.1%               9.1%             9.5%
Selling and Administrative expense .........................              8.8%          8.6%               8.4%             8.6%
                                                                      -------         -----            -------            -----
Operating income ...........................................              0.7%          0.5%               0.7%             0.8%
Interest expense, net ......................................              0.9%          0.9%               0.8%             0.9%
                                                                      -------         -----            -------            -----
Income (loss) before provision for income tax (benefit) ....             (0.2)%        (0.4)%             (0.1)%           (0.1)%
                                                                      =======         =====            =======            =====

GROSS MARGIN

         The gross margin percentage for the quarter ended September 30, 1999 was 15.9%, up from 15.4% in the third quarter of 1998, and for the nine months ended September 30, 1999 was 15.5% which was up slightly from 15.4% compared to the nine months of the prior year.

         The following table sets forth the gross margin dollars, gross margin percentages and year-over-year changes from 1998 and the first, second and third quarter of 1999:


                                                                                   Increase (Decrease)
                                            Gross Margin                             vs. Same Quarter
                                ----------------------------------------            in Previous Year
                                                         Percentage          ---------------------------------
                                    Amount                of Total               Amount             Percentage
                 Quarter        (in thousands)              Sales            (in thousands)           Points
                 -------        --------------           ----------          --------------         ----------
                1998 - 1st          6,066                  15.0                   555                   0.4
                       2nd          6,037                  15.9                   643                   0.7
                       3rd          5,960                  15.4                   117                   0.8
                       4th          6,260                  15.0                   906                  (1.5)

                1999 - 1st          6,456                  14.5                   390                  (0.5)
                       2nd          6,826                  16.0                   789                   0.1
                       3rd          6,932                  15.9                   972                   0.5

WAREHOUSE AND DELIVERY EXPENSE

         Warehouse and delivery expense for the third quarter 1999 increased $380,000 or 15.7% compared to the same quarter last year. However, as a percentage of warehouse sales, for the third quarter warehouse and delivery expense increased 0.4 percentage points to 9.9% in 1999 from 9.5% in 1998. Warehouse and delivery expense for the first nine months of 1998 was reduced $177,000 by a gain on the sale of delivery equipment. For the nine month period, excluding this gain, warehouse and delivery expense increased to 9.9% in 1999 from 9.3% in 1998 as a percentage of warehouse sales.

         The following table sets forth the trend in warehouse and delivery expenses in 1998 and, the first, second and third quarter of 1999:


                                                                                  Increase (Decrease)
                                      Warehouse and Delivery                       vs. Same Quarter
                                              Expenses                             in Previous Year
                            ---------------------------------------------------------------------------------
                                                          Percentage
                                    Amount              of Warehouse             Amount            Percentage
                 Quarter        (in thousands)              Sales            (in thousands)          Points
               ----------   ---------------------  --------------------- ---------------------  --------------
               1998 -  1st          2,254                  9.0                   (40)                  (0.4)
                       2nd          2,220                  8.7                  (250)                  (1.6)
                       3rd          2,422                  9.5                    93                    0.2
                       4th          2,478                  9.3                    85                   (1.7)

                1999 - 1st          2,693                  9.6                   439                    0.6
                       2nd          2,855                 10.0                   635                    1.3
                       3rd          2,802                  9.9                   380                    0.4


SELLING AND ADMINISTRATIVE EXPENSE

    Selling and administrative expense for the third quarter and the first nine months of 1999 increased by $463,000 or 13.8% and $921,000 or 9.1% over the same periods in 1998, respectively; however, as a percentage of sales, selling and administrative expense was 8.4% for the first nine months of 1999 compared to 8.6% over the same period in 1998.

    The following table sets forth the quarterly trend in selling and administrative expenses in 1998 and the first, second and third quarter of 1999:

                                                                                       Increase (Decrease)
                                             Selling and Administrative                 vs. Same Quarter
                                                       Expense                         in Previous Year
                                        ------------------------------------------------------------------------
                                            Amount          Percentage              Amount            Percentage
                          Quarter       (in thousands)       of Sales           (in thousands)          Points
                         ----------     --------------      ----------          --------------        ----------
                         1998 - 1st        3,374                8.3                (123)               (0.9)
                                2nd        3,367                8.9                (161)               (0.1)
                                3rd        3,358                8.6                 146                 0.6
                                4th        3,216                7.7                (252)               (3.0)


                        1999 -  1st        3,580                8.0                 206                (0.3)
                                2nd        3,620                8.5                 253                (0.4)
                                3nd        3,821                8.8                 463                 0.2


INTEREST EXPENSE

         Interest expense increased $46,000 or 13.9% during the third quarter of 1999 compared to the same period during 1998 and decreased $37,000 or 3.5% for the nine months of 1999 compared to the same period in 1998. Interest expense was 0.9% of sales for the month of September in 1999 and 1998. Interest on the Company's working capital line of credit is charged at the prime rate which was 8.5% at the end of the third quarter of 1998 and was 8.25% as of the end of the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         From December 31, 1998 to September 30, 1999, the Company's net trade receivables increased by $2,986,000 or 12.3%. The increase was due to the higher level of sales during the first nine months of 1999 and because of extended terms given to customers as a part of the sales promotion in conjunction with the third quarter 1999 Dealers' Mart.

         Inventories decreased by $113,000 or 1% in the nine months ended September 30, 1999 compared to December 31, 1998. Additionally, inventories decreased $1,306,000 or 6.9% compared to September 30, 1998, as the Company continues its efforts to reduce inventory levels while maintaining its high "fill rate" (the percentage of items shipped within 48 hours of the receipt of an order) on customer orders. The company's fill rate in recent months has exceeded 96%.

         The Company's working capital needs and investing activity requirements for the nine month period ended September 30, 1999 were greater than cash flow from operations and therefore the Company increased its borrowing under its working capital line of credit. At September 30, 1999, the Company had an unused working capital line of credit of $2,091,000, which it believes is adequate to finance its working capital requirements.

INTEREST RATE RISK

         The following discussion about the Company's interest rate risk includes "forward looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

         The Company's principal credit agreement and the Company's lease with respect to industrial development bonds issued to finance the Company's principal warehouse distribution facility both bear a floating interest rate based on, in the case of the credit agreement, the prime rate or at the Company's option 2 1/2% over LIBOR, and in the case of the industrial development lease, based on 92% of the prime rate. Accordingly, the Company is subject to market risk associated with changes in interest rates. At September 30, 1999, $17,761,000 was outstanding under the credit agreement and $1,832,000 was outstanding under the industrial development lease agreement. For 1998, the average principal amount outstanding under the credit agreement was $12,039,000. Assuming the average amount outstanding under the credit agreement during 1999 is equal to such average amount outstanding during 1998 and assuming the Company makes its scheduled amortization payments on its industrial development lease of $769,000 in 1999, a 1% increase in the applicable interest rate during 1999 would result in additional interest expense of approximately $60,000, which would reduce cash flow and pre-tax earnings dollar for dollar.

IMPACT OF YEAR 2000

         The Company is in the process of modifying or replacing those portions of its software which are used in the ordinary course of the Company's business so that its computer, telephone and other systems will function properly with respect to dates of the year 2000 and thereafter. Based on its current assessment of which portions of the software and hardware must be modified, the Company estimates the cost of the year 2000 project will be approximately $45,000 most of which has been expended through the third quarter of 1999. The Company anticipates that the required modifications will be largely completed in a timely fashion between now and year end and does not anticipate any material interruption of its business stemming from the failure of its software and hardware to be year 2000 compliant. The Company is focusing its efforts on those systems which it believes are essential to its ability to conduct its operations in the ordinary course of business. The modification, replacement and testing of these essential systems has been completed as of the end of the third quarter of 1999.

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




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information called for by this item is provided under the caption "Interest Rate Risk" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. OTHER INFORMATION (UNAUDITED)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBIT 3(A) -- Restated Certificate of Incorporation of Company,
           filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,
         EXHIBIT 3(A)-1 -- Amendment to Restated Certificate of Incorporation dated May 7, 1987, filed as Exhibit 3(a)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,
         EXHIBIT 3(B) -- By-Laws of the Company, filed as Exhibit 3(d) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference, 3(b)-1 -- Article VII of By-Laws of the Company, as amended May 7, 1987 filed as
           Exhibit 3(b)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,
         EXHIBIT 27  -- Financial Data Schedule (For SEC Purposes Only).
(b) There were no reports on Form 8-K filed by the Company during the three month period ended September 30, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MOORE-HANDLEY, INC.
                                        ------------------------------------
                                             (Registrant)



Date: November 12, 1999                  /s/    Michael J. Gaines
                                        ------------------------------------
                                              Michael J. Gaines
                                                President and
                                          Chief Operating Officer


                                         /s/     Peter B. Covert
                                        ------------------------------------
                                                Peter B. Covert
                                            Chief Financial Officer
                                           (Principal Accounting and
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

     27                    Financial Data Schedule (For SEC purposes only).

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF MOORE HANDLEY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


End