Form 10-K405
period 1999-12-31
MOORE HANDLEY INC /DE/
filed 2000-03-30
CIK 788951

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

      (Registrant's telephone number, including area code) (205) 663-8011

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   As of March 3, 2000, 1,911,943 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $1,212,417. For this computation, the Registrant has excluded the market value of all common stock beneficially owned by officers and directors of the Registrant and their associates. Such exclusion does not constitute an admission that any such person is an "affiliate" of the Registrant.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                              MOORE-HANDLEY, INC.

                               TABLE OF CONTENTS

       ITEM NO.                                                                       PAGE NO.
       ---------                                                                      --------
       Part I
           1.      Business.........................................................     3
           2.      Properties.......................................................     6
           3.      Legal Proceedings................................................    None
           4.      Submission of Matters to a Vote of Security Holders (none during
                     the fourth quarter of 1999)....................................    None
       Part II
           5.      Market for Registrant's Common Equity and Related Stockholder
                     Matters........................................................     5
           6.      Selected Financial Data..........................................     7
           7.      Management's Discussion and Analysis of Financial Condition and
                     Results of Operations..........................................     9
          7a.      Quantitative and Qualitative Disclosures about Market Risk.......     9
                     (the information required by this item is contained in
                     "Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.")
           8.      Financial Statements and Supplementary Data......................     15
           9.      Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure...........................................    None
       Part III
          10.      Directors and Executive Officers of the Registrant...............     *
          11.      Executive Compensation...........................................     *
          12.      Security Ownership of Certain Beneficial Owners and Management...     *
          13.      Certain Relationships and Related Transactions...................     *
                   *Part III (other than Item 401(b) of Regulation S-K, which is included in Item 1 of this Form 10-K) is incorporated by
                     reference to the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered hereby.
       Part IV
          14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K
                   (a)  Financial Statements........................................     15
                   (b)  Reports on Form 8-K.........................................    None
                   (c)  Exhibits Filed..............................................     28
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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

BUSINESS

  Moore-Handley, Inc. (the "Company") is a full-service distributor of plumbing and electrical supplies, power and hand tools, paint and paint sundries, lawn and garden equipment and other hardware and building materials products. The Company's customers include retail home centers, hardware stores, building materials dealers, paint stores, combination stores, a limited number of mass merchandisers, businesses and institutions. The Company has approximately 1,500 active customers located mainly throughout the Southeast which it services from a 488,000 square foot distribution center located in Pelham, Alabama, a suburb of Birmingham, and a 20,000 square foot redistribution center located in Ocala, Florida.

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

  In recent years there has been a trend toward consolidation in many wholesale industries, including the grocery, drug and hard goods distribution businesses. This trend also is apparent in the building supply and hardware business.

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

--------------------------------------------------------------------------------

PRODUCTS

  The Company closely monitors its items in stock, maintaining a full range of products while concentrating its efforts on carrying quantities of stock designed to achieve high inventory turns. The following table indicates the percentage of net sales by class of merchandise sold by the Company in the past three years:

                                                                  PERCENTAGE OF NET SALES
                                                              -------------------------------
CLASS OF MERCHANDISE                                          1999         1998         1997
--------------------                                          -----        -----        -----
Electrical and plumbing supplies............................   21.2%       22.4%         22.2%
Home center products (including lawn and garden equipment,
  paint and accessories, sporting goods and appliances).....   22.4         22.0         17.7
Building supplies (including aluminum windows and doors,
  roofing products and lumber)..............................   24.6         25.6         24.9
General and shelf hardware (including power and hand tools,
  lock sets and wire products)..............................   31.8         30.0         35.2
                                                              -----        -----        -----
                                                              100.0%       100.0%       100.0%
                                                              =====        =====        =====

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

MARKETING PROGRAMS AND CUSTOMER SERVICES

  Sales Force. The Company's marketing program is implemented primarily by its sales force of territory managers, each of whom is responsible for specific customers within a particular geographic area. Territory managers generally call on customers weekly to check inventories, take orders and perform various in-store services. In addition, the territory managers act as liaison between the customer and the Company to promote the Company's support services. Sales assistants work with certain of the more senior territory managers. At December 31, 1999, there were 77 territory managers and assistants employed by the Company.

  At December 31, 1999, the Company also employed 8 district managers, each responsible for supervising and monitoring the activities of territory managers located in their assigned area. To supplement its primary sales force, the Company maintains a telemarketing group which solicits and accepts orders from customers between regular visits by territory managers.

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

  The Company's support services include advertising and promotional services, some costs of which are shared by the Company's suppliers, store installation and design services, and computer-generated systems for control of inventory, pricing and gross margin. The Company also provides a store identification program, as well as additional promotional services, to selected customers under the name "Hardware House", a registered trade name owned and developed by the Company, and similar programs under the national trade name of "Pro", a registered trade name of Pro Group, Inc. Pro Group, Inc. is a merchandising and marketing group to which the Company belongs.

  The Company has developed a personal computer-based system for use by its customers which includes a color digitized catalog, electronic ordering and order editing capabilities and additional software programs to enable the dealer to increase profitability.

  Operations. The Company's ability to fill and deliver small quantity orders for many different items enables customers to place orders on an as-needed basis, and in turn, to reduce inventory investment, storage and control costs. The Company's "fill-rate" -- the percentage of items shipped within 48 hours of receipt of an order -- is a measure of the efficiency of its order processing, inventory control and warehouse operations. In 1996 the Company's fill-rate, which has generally exceeded 95%, fell as a result of disruption to operations caused by changes made to the warehouse. By the end of 1997 and continuing throughout 1999 the fill-rate had returned to normal levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  Deliveries are made on a regular basis primarily by the Company's fleet of approximately 42 leased trucks and vans. The Company's sales personnel generally call on customers weekly, and deliveries of merchandise are normally made within two or three business days after placement of an order.

  Direct Shipment Program. As an additional service to its customers, the Company maintains a direct shipment program under which customers order and receive shipments of some products directly from suppliers but are invoiced through the Company. The Company pays the supplier for the goods shipped and has the risk of loss for the collection of payment from its customer. These programs enable the Company to distribute products that would be inconvenient or expensive to stock at its warehouse, such as commodity building materials, and allow customers to receive discounts that otherwise might not be available to them. In 1999, approximately 34% of the Company's net sales were attributable to purchases under the direct shipment program.

--------------------------------------------------------------------------------

CUSTOMERS

  The Company currently services approximately 1,500 customers, including retail home centers, hardware stores, building materials dealers, paint stores, combination stores, a limited number of mass merchandisers, businesses and institutions. No customer or affiliated group of customers accounted for more than 1.6% of the Company's 1999 net sales.

  The Company's current customers are located primarily in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

  From time to time the Company receives extended terms from its suppliers which it passes on to its customers.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PURCHASING, SUPPLIERS AND INVENTORY MANAGEMENT

  The Company distributes approximately 36,450 items purchased from approximately 1,500 manufacturers. The Company's ten largest vendors in 1999 accounted for approximately 20.0% of total Company purchases, but no single manufacturer accounted for more than 4.0% of the Company's total purchases during the year. The Company has no long-term supply or distribution agreements with its vendors. Substantially all products of the type distributed by the Company are available from a number of manufacturers.

  Because inventory constitutes a substantial portion of the Company's total assets, efficient control of inventory is an important management priority. The Company's inventory turns (determined by dividing cost of stocked goods sold by average monthly inventory) were 5.4 in 1999 and 5.1 in 1998.

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

--------------------------------------------------------------------------------

EMPLOYEES

  As of December 31, 1999, the Company employed 492 persons, of whom approximately 235 are subject to a collective bargaining agreement expiring in December 2001. The Company has not experienced any strikes or work stoppages and considers its relationship with employees to be good. In December 1998 the Company entered into a three year collective bargaining agreement that provides for gain-sharing with employees based upon warehouse cost reductions.

--------------------------------------------------------------------------------

COMMON STOCK INFORMATION

  The Company's common stock trades on The Nasdaq SmallCap Market(SM) under the symbol MHCO. The following table shows the high and low bid prices by quarter in 1999 and 1998.

                                                                   1999                   1998
                                                              ---------------        ---------------
QUARTER ENDED                                                 HIGH        LOW        HIGH        LOW
-------------                                                 ----        ---        ----        ---
March 31,...................................................   2 7/8       2          2 11/16     2 5/16
June 30,....................................................   2 7/16      1 7/8      2 3/4       2 3/8
September 30,...............................................   2           1 1/4      3 1/4       2 1/2
December 31,................................................   1 7/8       1 1/4      2 7/8       1 3/4

  For periods prior to December 24, 1998, the Company's common stock was included in The Nasdaq National Market(R) system and thereafter in The Nasdaq SmallCap Market(SM). Such over-the-counter quotations reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

  At March 3, 2000, there were 179 holders of record of the Company's common stock. Since a large number of these holders are nominees, the Company believes beneficial holders represent a substantially larger number.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company as of March 1, 2000, their ages and their present positions with the Company and their principal occupations since 1994 are as follows:

                       NAME                          AGE                             POSITION
                       ----                          ---                             --------
William Riley......................................  68     Chairman of the Board and Chief Executive Officer

Pierce E. Marks, Jr................................  71     Director and Member of the Executive Committee

Michael J. Gaines..................................  57     President and Chief Operating Officer(1)

Peter B. Covert....................................  44     Chief Financial Officer(2)

Andrew W. Reid.....................................  52     Vice President-- Sales

Clay Alford........................................  51     Vice President-- Quality Assurance

Robert Grear.......................................  49     Vice President-- Operations(3)

---------------

(1) Mr. Gaines was employed by Grossman's, a home center chain, from 1993 to 1996.

(2) Mr. Covert was employed by Industrial Distribution Group from 1990 to 1998.

(3) Mr. Grear was owner and manager of SMB Trading Group, an Internet Trading and Distribution Consulting Company, from 1997 to 1999; he was employed by Caldor, Inc., a Mass Merchandise Retailer, from 1994 to 1997.

  Officers are elected annually and serve at the discretion of the Board of Directors.
--------------------------------------------------------------------------------

PROPERTIES

  The Company's distribution facility and executive offices are located in a single 488,000 square foot facility, which includes a 51,000 square foot mezzanine, on a 30-acre site in Pelham, Alabama. The Company leases the Pelham facility pursuant to a lease entered into in connection with the issuance of industrial development bonds. The Company has guaranteed payment of the principal and interest on such bonds, and in 1999 paid an aggregate of $945,000 pursuant to such lease agreement. The Company has options to purchase the property for a nominal cost at the expiration of the lease. The Company believes that its Pelham facility is adequate for its presently foreseeable needs. The Company also leases a 20,000 square foot warehouse redistribution facility in Ocala, Florida for monthly rental of approximately $6,200 and office space in New York, New York for which lease payments are approximately $79,000 per annum. In 1998, the Company leased a 20,000 square foot redistribution center in Winston-Salem, North Carolina and office space in Atlanta, Georgia. During 1999, both leases expired and the Company closed these locations.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                 YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------------------
                                               1999          1998          1997          1996          1995
                                            ----------    ----------    ----------    ----------    ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
     Net sales..........................    $  167,217    $  159,027    $  145,730    $  145,785    $  142,157
     Cost of sales......................       151,132       144,078       133,114       132,329       127,076
                                            ----------    ----------    ----------    ----------    ----------
     Gross profit.......................        16,085        14,949        12,616        13,456        15,081
     Selling and administrative
       expenses.........................        14,234        13,315        13,705        14,140        13,094
                                            ----------    ----------    ----------    ----------    ----------
     Operating income (loss)............         1,851         1,634        (1,089)         (684)        1,987
     Interest expense, net..............         1,407         1,337           991           908           659
                                            ----------    ----------    ----------    ----------    ----------
     Income (loss) before income tax
       (benefit)........................           444           297        (2,080)       (1,592)        1,328
     Income tax (benefit)...............           145           136          (664)         (520)          520
                                            ----------    ----------    ----------    ----------    ----------
     Net income (loss)..................    $      299    $      161    $   (1,416)   $   (1,072)   $      808
                                            ==========    ==========    ==========    ==========    ==========
     Per share -- basic and diluted
       data:
       Net income (loss)................    $      .16    $      .09    $     (.66)   $     (.50)   $      .37
                                            ==========    ==========    ==========    ==========    ==========
     Weighted average common shares
       outstanding......................     1,883,000     1,861,000     2,135,000     2,159,000     2,203,000
                                            ==========    ==========    ==========    ==========    ==========

                                                                       DECEMBER 31,
                                            ------------------------------------------------------------------
                                               1999          1998          1997          1996          1995
                                            ----------    ----------    ----------    ----------    ----------
                                                                      (IN THOUSANDS)
Balance Sheet Data:
     Current assets.....................    $   46,129    $   46,105    $   44,940    $   43,876    $   39,597
     Property and equipment -- net......         8,248         8,006         8,273         8,771         7,421
     Other assets.......................         1,113         1,164           984           825           797
                                            ----------    ----------    ----------    ----------    ----------
          Total assets..................    $   55,490    $   55,275    $   54,197    $   53,472    $   47,815
                                            ==========    ==========    ==========    ==========    ==========
     Current liabilities................        22,701    $   23,408    $   21,482    $   31,860    $   26,316
     Long-term debt.....................        17,963        17,453        18,397         5,111         3,996
     Deferred income taxes..............         1,076         1,085         1,150         1,129         1,059
     Stockholders' equity...............        13,750        13,329        13,168        15,372        16,444
                                            ----------    ----------    ----------    ----------    ----------
          Total liabilities and
            stockholders'
            equity......................    $   55,490    $   55,275    $   54,197    $   53,472    $   47,815
                                            ==========    ==========    ==========    ==========    ==========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA -- UNAUDITED

                     QUARTERLY FINANCIAL DATA -- UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         1ST QUARTER         2ND QUARTER         3RD QUARTER         4TH QUARTER
                                      -----------------   -----------------   -----------------   -----------------
                                       1999      1998      1999      1998      1999      1998      1999      1998
                                       ----      ----     -------    ----     -------    ----     -------    ----
Net sales...........................  $44,663   $40,472   $42,704   $38,012   $43,566   $38,729   $36,283   $41,814
Gross profit........................    3,763     3,812     3,971     3,817     4,130     3,538     4,220     3,782
Net income (loss)...................  $   (84)  $    49   $    20   $    58   $   (42)  $   (97)  $   405   $   151
                                      =======   =======   =======   =======   =======   =======   =======   =======
Net income (loss) per Share -- basic
  and diluted.......................  $  (.04)  $   .03   $   .01   $   .03   $  (.02)  $  (.05)  $   .21   $   .08
                                      =======   =======   =======   =======   =======   =======   =======   =======

  Typically, sales in the 1st and 3rd quarters are higher than in other quarters due to additional sales generated by Dealers' Marts. The majority of the additional sales are factory direct shipments which carry a lower gross margin than warehouse shipments so the gross margin percentage for these quarters is generally lower than in others. In 1998 the regular third quarter Dealers' Mart was held late in the quarter and most of the orders taken at that Mart were not shipped until the fourth quarter. Sales and margin in the 2nd quarter are affected to a lesser degree by special promotions and smaller Summer Dealers' Marts.

--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

  Total gross margin for 1999 increased $2,584,000 or 10.6% from 1998 on a 5.2% net sales increase. At the same time total operating expenses increased $2,367,000 or 10.4%. These expenses included approximately $814,000 of special expenses related mainly to warehouse improvements and new business start-up costs. As a result of the increase in gross margin less the increase in expenses, operating income increased $217,000 from 1998.

  Total gross margin for 1998 increased $2,221,000 or 10.0% from 1997 on a 9.1% sales increase. At the same time total operating expenses decreased $502,000 or 2.2% despite the sales increase and approximately $805,000 of special expenses related mainly to warehouse improvements and new business start-up costs. As a result of the increase in gross margin and decrease in operating expenses, operating income increased $2,723,000 from 1997.

NET SALES

  Warehouse shipments for 1999 increased $7,211,000 or 7.0%, compared to 1998 and factory direct shipments increased $979,000 or 1.7%.

  Warehouse shipments for 1998 increased $7,586,000 or 8.0% compared to 1997 and factory direct shipments increased $5,711,000 or 11.2%.

  Gross margins on factory direct shipments are lower than gross margins on warehouse shipments; however, expenses related to factory direct shipments are also lower. The Company believes that factory direct shipments are an important part of its business as a full-service wholesale distributor.

  The following table sets forth the major elements of net sales in the past three years.

                                                                   YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------
                                                         1999                1998                1997
                                                   ----------------    ----------------    ----------------
                                                                    (DOLLARS IN THOUSANDS)
Net Sales:
  Warehouse shipments............................  $109,757    65.6%   $102,546    64.5%   $ 94,960    65.2%
  Factory direct shipments.......................    57,460    34.4%     56,481    35.5%     50,770    34.8%
                                                   --------   -----    --------   -----    --------   -----
          Net Sales..............................  $167,217   100.0%   $159,027   100.0%   $145,730   100.0%
                                                   ========   =====    ========   =====    ========   =====

OPERATIONS

  The following table sets forth certain financial data as a percentage of net sales for the past three years:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                              1999         1998         1997
                                                              -----        -----        -----
Net sales...................................................  100.0%       100.0%       100.0%
                                                              =====        =====        =====
Gross margin................................................   16.1%        15.3%        15.2%
Warehouse and delivery expense..............................    6.5          5.9          6.5
                                                              -----        -----        -----
Gross profit................................................    9.6          9.4          8.7
Selling and administrative expense..........................    8.5          8.4          9.4
                                                              -----        -----        -----
Operating income (loss).....................................    1.1          1.0          (.7)
Interest expense, net.......................................     .8           .8           .7
                                                              -----        -----        -----
Income (loss) before income tax (benefit)...................     .3%          .2%        (1.4)%
                                                              =====        =====        =====

GROSS MARGIN

  The gross margin percentage increased to 16.1% for 1999 from 15.3% for 1998, which is a result of efforts to increase the portion of out of warehouse shipments. The gross margin percentage in 1998 increased slightly to 15.3% from 15.2% in 1997 as the increased factory direct shipments in 1998 were more than offset by an improvement in margins on warehouse shipments.

--------------------------------------------------------------------------------

   Total gross margin dollars in the 1st and 3rd quarters are normally higher than in other quarters, although the gross margin percentages for the first and third quarters are typically lower than in other quarters. This is because of increased sales generated at Dealers' Marts typically held during the 1st and 3rd quarters which include a higher proportion of factory direct shipments at lower gross margins. In 1999 and 1998, there were three Dealers Marts. Most of the sales from the first two Dealers' Marts in both 1999 and 1998 were shipped in the first and second quarters. However, in 1998, because it was held late in the quarter, sales from the third Dealers' Mart were shipped in the fourth quarter where as, in 1999, sales from the third Mart were shipped in the third quarter. The gross margin percentage for the fourth quarter of 1999 has been favorably impacted by the decrease in factory direct sales as a percentage of total net sales, certain inventory purchases resulting in both volume and incentive rebates and the results of the physical inventory taken in December 1999.

  The following table sets forth gross margin and gross margin percentages and year-to-year changes by quarter for the last three years.

                                                                                                 INCREASE (DECREASE)
                                                                                                   VS. SAME QUARTER
                                                                 GROSS MARGIN                      IN PREVIOUS YEAR
                                                        ------------------------------      ------------------------------
                                                            AMOUNT          PERCENTAGE          AMOUNT          PERCENTAGE
                             QUARTER                    (IN THOUSANDS)       OF SALES       (IN THOUSANDS)        POINTS
                             -------                    --------------      ----------      --------------      ----------
1997  --   1st........................................      $5,511            14.6%             $(402)              (.7)
           2nd........................................       5,394             15.2              (421)             (1.0)
           3rd........................................       5,843             14.6              (112)              (.6)
           4th........................................       5,354             16.5              (327)             (1.3)
1998  --   1st........................................       6,066             15.0               555               0.4
           2nd........................................       6,037             15.9               643               0.7
           3rd........................................       5,960             15.4               117               0.8
           4th........................................       6,260             15.0               906              (1.5)
1999  --   1st........................................       6,456             14.5               390              (0.5)
           2nd........................................       6,826             16.0               789               0.1
           3rd........................................       6,932             15.9               972               0.5
           4th........................................       6,692             18.4               432               3.4

WAREHOUSE AND DELIVERY EXPENSE

  Warehouse and delivery expense increased $1,448,000 or 15.4% during 1999. The Company is continuing to invest in fully integrating a radio frequency picking, stock, and shipping system in the warehouse. During 1999, approximately $221,000 was spent on systems and equipment toward that end. In addition to these costs, further costs were incurred as the Company's workforce learned how to use the new system. These additional costs were primarily attributed to overtime worked in the warehouse.

  The efficiency of the warehouse and delivery operations increased during 1998; however, the net decrease in expenses in 1998 was only $112,000 or 1.2% as compared with 1997, because of the following special items:

Cost of resetting warehouse.................................  $403,000
Estimated installation and training cost related to a radio
  frequency stocking and picking system.....................    76,000
Less gain on equipment in excess of similar gain in 1997....   (87,000)
                                                              --------
Net special expenses........................................  $392,000
                                                              ========

--------------------------------------------------------------------------------

  The following table shows the trend of warehouse and delivery expense by quarter for the last three years.

                                                                                                 INCREASE (DECREASE)
                                                        WAREHOUSE & DELIVERY EXPENSE               VS. SAME QUARTER
                                                      --------------------------------             IN PREVIOUS YEAR
                                                                           PERCENTAGE       ------------------------------
                                                          AMOUNT          OF WAREHOUSE          AMOUNT          PERCENTAGE
                            QUARTER                   (IN THOUSANDS)       SHIPMENTS        (IN THOUSANDS)        POINTS
                            -------                   --------------      ------------      --------------      ----------
1997  --   1st......................................      $2,294               9.4%             $  91                .9%
           2nd......................................       2,470              10.3               (125)               .2
           3rd......................................       2,329               9.3               (374)             (1.0)
           4th......................................       2,393              11.0                (14)               .5
1998  --   1st......................................       2,254               9.0                (40)             (0.4)
           2nd......................................       2,220               8.7               (250)             (1.6)
           3rd......................................       2,422               9.5                 93               0.2
           4th......................................       2,478               9.3                 85              (1.7)
1999  --   1st......................................       2,693               9.6                439               0.6
           2nd......................................       2,855              10.0                635               1.3
           3rd......................................       2,802               9.9                380               0.4
           4th......................................       2,472               9.9                 (6)              0.6

SELLING AND ADMINISTRATIVE EXPENSE

  Selling and administrative expense increased $919,000 or 6.9% in 1999 compared to the previous year. The expense for 1999 includes $630,000 relating primarily to new business start-up costs and year 2000 compliance.

  Selling and administrative expense decreased $390,000 or 2.8% in 1998 compared to the previous year. The expense for 1998 includes $326,000 related to new business start-up costs and year 2000 compliance.

  The following table shows the quarterly trend of selling and administrative expense in the last three years.

                                                                                                 INCREASE (DECREASE)
                                                           SELLING & ADMINISTRATIVE                VS. SAME QUARTER
                                                                   EXPENSE                         IN PREVIOUS YEAR
                                                        ------------------------------      ------------------------------
                                                            AMOUNT          PERCENTAGE          AMOUNT          PERCENTAGE
                             QUARTER                    (IN THOUSANDS)       OF SALES       (IN THOUSANDS)        POINTS
                             -------                    --------------      ----------      --------------      ----------
1997  --   1st........................................      $3,497              9.2%            $ 158                .6%
           2nd........................................       3,528             10.0              (204)              (.4)
           3rd........................................       3,212              8.0              (381)             (1.1)
           4th........................................       3,468             10.7                (8)              (.2)
1998  --   1st........................................       3,374              8.3              (123)             (0.9)
           2nd........................................       3,367              8.9              (161)             (0.1)
           3rd........................................       3,358              8.6               146               0.6
           4th........................................       3,216              7.7              (252)             (3.0)
1999  --   1st........................................       3,580              8.0               206              (0.3)
           2nd........................................       3,620              8.5               253              (0.4)
           3rd........................................       3,821              8.8               463               0.2
           4th........................................       3,213              8.9                (3)              1.2

INTEREST EXPENSE

  In 1999, net interest expense increased $70,000 or 5.2% over 1998 due to increased average borrowings to finance higher average trade receivables and inventories.

  Interest expense increased $346,000 or 34.9% in 1998 compared to 1997 as a result of additional borrowing to finance higher average receivables and inventories, the purchase of treasury stock, and the loss incurred in 1997.

INCOME TAXES

  For information concerning income tax provisions for 1999, 1998 and 1997, as well as information regarding differences between effective tax rates and statutory tax rates, see Note 5 of the Company's financial statements.

--------------------------------------------------------------------------------

EARNINGS PER SHARE

  In late November 1997, the Company purchased 300,000 shares of its common stock for treasury which reduced the average shares outstanding in 1998. During 1999, the Company began to reissue treasury stock under the Employee Stock Purchase Plan, as discussed in Note 9 of the Company's financial statements, which increased the average shares outstanding in 1999.

LIQUIDITY AND CAPITAL RESOURCES

  The Company finances its working capital requirements with a line of credit under which it may borrow up to 85% of eligible receivables. During 1998, this line of credit was renegotiated from $15,000,000 to $20,000,000. In March 2000, the Company executed a working capital line increase and extension. This new line allows for a maximum borrowing of $24,000,000 and, in addition to 85% of eligible receivables, it is secured with 50% of eligible inventory up to $6,000,000. This new line also has a term of 3 years. The Company believes this credit facility is adequate to finance its working capital needs. Actual borrowings under lines of credit and the average interest rate were as follows during the past three years:

                                                                                                WEIGHTED
                                                                                                AVERAGE    YEAR-END
                                                       AVERAGE       YEAR-END       MAXIMUM     INTEREST   INTEREST
                                                    BORROWINGS(1)   BORROWINGS    BORROWINGS    RATE(2)      RATE
                                                    -------------   -----------   -----------   --------   --------
1997..............................................   $ 7,231,000    $14,389,000   $14,389,000     8.63%     8.50%
1998..............................................    12,039,000     14,430,000    15,014,000     8.57      7.75
1999..............................................    14,718,000     16,217,000    19,944,000     8.41      8.50

  Average borrowings in 1999 increased from 1998 as a result of higher average receivables and inventories.

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

  Trade receivables decreased $1,109,000 or 4.6% and increased $967,000 or 4.2% at December 31, 1999 and 1998, respectively, compared to the prior year. Fourth quarter sales in 1999 were lower than the same quarter in 1998 and consequently trade receivables were also lower. This is primarily a result of the timing of the regular third quarter Dealers' Mart. During 1998 this Mart was held late in the quarter and most of the orders from that Mart were shipped in the fourth quarter.

  The following are the number of inventory items carried and average inventory turns for the last three years.

                                                              NUMBER OF    AVERAGE
                                                                ITEMS     INVENTORY
                                                               CARRIED      TURNS
                                                              ---------   ---------
1997........................................................   36,450        5.1
1998........................................................   37,250        5.1
1999........................................................   36,450        5.4

  At December 31, 1999, inventories increased $602,000 or 3.4% compared to the prior year. This increase in 1999 is at a rate less than the annual increase in sales due to higher than average inventory turns. At December 31, 1998 inventories increased $672,000 or 3.9% compared to the prior year. This increase in 1998 is a result of a 2.2% increase in the number of items carried in inventory with a constant average inventory turn compared to 1997. Accounts payable at December 31, 1999 decreased $226,000 or 1.2% from December 31, 1998. This is compared to an increase of $1,793,000 or 10.1% at December 1998 over the previous year which was largely due to extended terms from vendors in connection with the Fall Dealers' Mart.

  Capital expenditures in 1999 were $1,462,000. Depreciation and amortization for 1999 was $1,226,000.

--------------------------------------------------------------------------------

INTEREST RATE RISK

  The following discussion about the Company's interest rate risk includes "forward looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

  The Company's principal credit agreement and the Company's lease with respect to industrial development bonds issued to finance the Company's principal warehouse distribution facility both bear a floating interest rate based on, in the case of the credit agreement, the prime rate or at the Company's option 2
 1/2% over LIBOR, and in the case of the industrial development lease, based on 92% of the prime rate. Accordingly, the Company is subject to market risk associated with changes in interest rates. At December 31, 1999, $16,217,000 was outstanding under the credit agreement and $1,637,000 was outstanding under the industrial development lease agreement. For 1999, the average principal amount outstanding under the credit agreement was $14,718,000. Assuming the average amount outstanding under the credit agreement during 2000 is equal to such average amount outstanding during 1999 and assuming the Company makes it scheduled amortization payments on its industrial development lease of $769,000 in 2000, a 1% increase in the applicable interest rate during 2000 would result in additional interest expense of approximately $156,000, which would reduce cash flow and pre-tax earnings dollar for dollar.

  At December 31, 1999 the prime rate was 8.5% and currently it is 9.0%.

IMPACT OF YEAR 2000

  In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $37,000 during 1999 in connection with remediating its system. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

     - changes in general economic conditions, including interest rates.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
--------------------------------------------------------------------------------

Board of Directors
Moore-Handley, Inc.

  We have audited the accompanying balance sheets of Moore-Handley, Inc. as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moore-Handley, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Birmingham, Alabama
February 18, 2000

--------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
For the Years Ended December 31, 1999, 1998 and 1997

                                                      1999           1998           1997
--------------------------------------------------------------------------------------------
Net sales.......................................  $167,217,000   $159,027,000   $145,730,000
Cost of merchandise sold........................   140,310,000    134,704,000    123,628,000
Warehouse and delivery expense..................    10,822,000      9,374,000      9,486,000
                                                  ------------   ------------   ------------
Cost of sales...................................   151,132,000    144,078,000    133,114,000
                                                  ------------   ------------   ------------
Gross profit....................................    16,085,000     14,949,000     12,616,000
Selling and administrative expense..............    14,234,000     13,315,000     13,705,000
                                                  ------------   ------------   ------------
Operating income (loss).........................     1,851,000      1,634,000     (1,089,000)
Interest expense, net...........................     1,407,000      1,337,000        991,000
                                                  ------------   ------------   ------------
Income (loss) before provision for income tax
   (benefit)....................................       444,000        297,000     (2,080,000)
Income tax (benefit)............................       145,000        136,000       (664,000)
                                                  ------------   ------------   ------------
Net income (loss)...............................  $    299,000   $    161,000   $ (1,416,000)
                                                  ============   ============   ============
Per share -- basic and diluted data:
   Net income (loss) per common share...........  $        .16   $        .09   $       (.66)
                                                  ============   ============   ============
   Weighted average common shares outstanding...     1,881,000      1,861,000      2,135,000
                                                  ============   ============   ============

                            See accompanying notes.

--------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
For the Years Ended December 31, 1999, 1998 and 1997

                                                                   1999           1998            1997
----------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income (loss)......................................    $   299,000    $   161,000    $ (1,416,000)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation and amortization.....................      1,226,000      1,220,000       1,268,000
          Provision for doubtful accounts...................        300,000        280,000         224,000
          Gain on sale of equipment.........................             --       (173,000)        (86,000)
          Deferred income taxes.............................        126,000       (104,000)        (20,000)
          Change in assets and liabilities:
               Trade and other receivables..................        281,000     (2,240,000)     (1,601,000)
               Merchandise inventory........................       (602,000)      (672,000)        658,000
               Prepaid expenses.............................       (154,000)      (159,000)         17,000
               Prepaid pension cost.........................         45,000       (191,000)       (166,000)
               Loan to Officers.............................        (60,000)            --              --
               Accounts payable and accrued expenses........       (715,000)     1,851,000          34,000
               Refundable or accrued income taxes...........             --        632,000         238,000
                                                                -----------    -----------    ------------
               Total adjustments............................        447,000        444,000         566,000
                                                                -----------    -----------    ------------
               Net cash provided by (used in) operating
                 activities.................................        746,000        605,000        (850,000)
Cash flows from investing activities:
     Capital expenditures...................................     (1,462,000)    (1,066,000)       (792,000)
     Proceeds from sale of equipment........................             --        297,000         115,000
                                                                -----------    -----------    ------------
          Net cash used in investing activities.............     (1,462,000)      (769,000)       (677,000)
Cash flows from financing activities:
     Net borrowings (repayments) under bank loans...........      1,787,000             --     (10,450,000)
     Principal payments under long-term debt................     (1,269,000)    (1,214,000)     (1,065,000)
     Additional long-term borrowings........................             --        345,000      14,389,000
     Sale (purchase) of treasury stock......................        122,000             --        (788,000)
                                                                -----------    -----------    ------------
          Net cash (used in) provided by financing
            activities......................................        640,000       (869,000)      2,086,000
                                                                -----------    -----------    ------------
          Net (decrease) increase in cash and cash
            equivalents.....................................        (76,000)    (1,033,000)        559,000
Cash and cash equivalents at beginning of year..............        122,000      1,155,000         596,000
                                                                -----------    -----------    ------------
Cash and cash equivalents at end of year....................    $    46,000    $   122,000    $  1,155,000
                                                                ===========    ===========    ============

               Supplemental Disclosures of Cash Flow Information

                                                                   1999           1998            1997
                                                                   ----           ----            ----
Cash paid (refunded) during the year for:
     Interest...............................................    $ 1,636,000    $ 1,352,000    $    929,000
     Income taxes...........................................    $   250,000    $  (605,000)   $   (882,000)

                            See accompanying notes.

--------------------------------------------------------------------------------

                      (This page intentionally left blank)

MOORE-HANDLEY, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------
December 31, 1999 and 1998

ASSETS                                                            1999            1998
------------------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents...........................    $     46,000    $    122,000
      Trade receivables, net of allowance for doubtful
       accounts of $1,122,000 in 1999 and $1,150,000 in
       1998...............................................      23,119,000      24,228,000
      Other receivables...................................       3,661,000       3,073,000
      Merchandise inventory...............................      18,309,000      17,707,000
      Prepaid expenses....................................         539,000         385,000
      Refundable income taxes.............................                              --
      Deferred income taxes...............................         455,000         590,000
                                                              ------------    ------------
            Total current assets..........................      46,129,000      46,105,000
Prepaid pension cost......................................       1,101,000       1,146,000
Property and equipment:
      Land................................................         718,000         718,000
      Buildings...........................................       9,637,000       9,475,000
      Equipment...........................................      10,609,000       9,309,000
      Less accumulated depreciation.......................     (12,716,000)    (11,496,000)
                                                              ------------    ------------
      Net property and equipment..........................       8,248,000       8,006,000
Deferred charges, net of accumulated amortization of
   $86,000 and $80,000 in 1999 and 1998, respectively.....          12,000          18,000
                                                              ------------    ------------
Total assets..............................................    $ 55,490,000    $ 55,275,000
                                                              ============    ============

                            See accompanying notes.

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                             1999           1998
----------------------------------------------------------------------------------------
Current liabilities:
      Accounts payable......................................  $19,407,000    $19,633,000
      Accrued payroll.......................................      451,000        535,000
      Other accrued liabilities.............................    1,589,000      1,994,000
      Long-term debt due within one year....................    1,254,000      1,246,000
                                                              -----------    -----------
            Total current liabilities.......................   22,701,000     23,408,000

Long-term debt, less amount due within one year.............   17,963,000     17,453,000
Deferred income taxes.......................................    1,076,000      1,085,000
Stockholders equity:
      Common stock, $.10 par value: 10,000,000 shares
       authorized, 2,510,040 shares issued..................      251,000        251,000
      Common stock subscribed, 112,000 shares subscribed....       11,200         11,200
      Capital in excess of par value........................   13,165,800     13,165,800
      Retained earnings.....................................    3,096,000      2,826,000
      Less:
         Treasury stock, at cost, 598,097 shares and 655,497
           shares in 1999 and 1998, respectively............   (2,480,000)    (2,631,000)
         Common stock subscription receivable...............     (294,000)      (294,000)
                                                              -----------    -----------
Total stockholders' equity..................................   13,750,000     13,329,000
                                                              -----------    -----------
         Total liabilities and stockholders' equity.........  $55,490,000    $55,275,000
                                                              ===========    ===========

                            See accompanying notes.

--------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
For the Years Ended December 31, 1999, 1998 and 1997

                                                               COMMON STOCK                COMMON STOCK SUBSCRIBED
                                                        --------------------------         -----------------------
                                                         SHARES            AMOUNT          SHARES          AMOUNT
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996........................    2,510,040         $251,000              --         $    --
Purchase of shares for treasury.....................           --               --              --              --
Net loss............................................           --               --              --              --
                                                        ---------         --------         -------         -------
Balance at December 31, 1997........................    2,510,040          251,000              --              --
Net income..........................................           --               --              --              --
Common stock subscribed.............................           --               --         112,000          11,200
                                                        ---------         --------         -------         -------
Balance at December 31, 1998........................    2,510,040          251,000         112,000          11,200
Net income..........................................           --               --              --              --
Sale of shares from treasury........................           --               --              --              --
                                                        ---------         --------         -------         -------
Balance at December 31, 1999........................    2,510,040         $251,000         112,000         $11,200
                                                        =========         ========         =======         =======

                            See accompanying notes.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

    CAPITAL IN                       TREASURY SHARES        COMMON STOCK
     EXCESS OF      RETAINED      ----------------------    SUBSCRIPTIONS
     PAR VALUE      EARNINGS      SHARES       AMOUNT        RECEIVABLE        EQUITY
------------------------------------------------------------------------------------------------------------------
    $12,883,000..  $ 4,081,000    355,497    $(1,843,000)     $      --      $15,372,000
    --.........             --    300,000       (788,000)            --         (788,000)
    --.........     (1,416,000)        --             --             --       (1,416,000)
    -----------    -----------    -------    -----------      ---------      -----------
    12,883,000..     2,665,000    655,497     (2,631,000)            --       13,168,000
    --.........        161,000         --             --             --          161,000
    282,800....             --         --             --       (294,000)              --
    -----------    -----------    -------    -----------      ---------      -----------
    13,165,800..     2,826,000    655,497     (2,631,000)      (294,000)      13,329,000
    --.........        299,000         --             --             --          299,000
    --.........        (29,000)   (57,400)       151,000             --          122,000
    -----------    -----------    -------    -----------      ---------      -----------
    $13,165,800..  $ 3,096,000    598,097    $(2,480,000)     $(294,000)     $13,750,000
    ===========    ===========    =======    ===========      =========      ===========

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

  Stock Option Accounting

  The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and intends to continue to do so.

  Income per Common Share

  Basic net income per share is based on the weighted average number of common shares outstanding and net income. Diluted net income per share is based on the weighted average number of common shares outstanding plus the effect of dilutive employee stock options and net income.

  Revenue and Expense Recognition

  The Company recognizes revenues when goods are shipped and recognizes expenses when incurred. Any shared costs with its suppliers such as advertising and promotional items are offset against the specific expense.

  Segment Reporting

  Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement
131). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See note 7.

2. Loans to Officers

  In 1999, the Company loaned an officer $60,000. This loan bears interest at the average of the prime lending rate during the previous year, and the officer is required to make scheduled principal and interest payments each April 1 over the term of the loan. This note is due and payable in full in April 2004.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

3. Long-Term Debt

  Long-term debt at December 31, 1999 and 1998 includes industrial development bonds, obligations under capital leases financing transportation equipment, a term loan and a revolving line of credit all of which approximates fair value.

  The Company is a party to lease agreements with an industrial development board which are being accounted for as asset purchases. Under the agreements, industrial development bonds were issued and the proceeds used to purchase land of $534,000 and building and equipment of $8,881,000. The Company has an unconditional obligation to pay the principal and interest at 92% of the prime rate on the bonds and has options to purchase the property for a nominal cost at the expiration of the lease. At December 31, 1999 the prime rate was 8.5%.

  The Company has financed the purchase of certain transportation and computer equipment with leases. The leases, which include interest, are being accounted for as capital leases. Total capital leases outstanding at December 31, 1999 and 1998 were $1,843,000 and $2,818,000, respectively. Annual installments of principal on all capital leases decrease from approximately $1,000,000 in 2000 to $843,000 in 2001. All existing capital leases will be paid in full during 2001. The amortization expense relating to these leases is combined with deprecation expense.

  The assets purchased under capital leases include:

                                 1999          1998
                              -----------   -----------
Land, building and
  equipment.................  $10,052,000   $10,052,000
Less accumulated
  amortization..............   (5,557,000)   (5,058,000)
                              -----------   -----------
  Net land, building and
     equipment..............  $ 4,495,000   $ 4,994,000
                              ===========   ===========

  The Company has financed a $2,000,000 warehouse modernization program with a term loan payable in equal monthly principal payments thru January 2004, together with interest at 8.25%. The balance of this term loan outstanding as of December 31, 1999 and 1998 was $1,167,000 and $1,452,000 respectively.

  On August 7, 1997 the Company entered into a credit agreement, as amended on September 24, 1999, under which it may borrow up to 85% of eligible receivables up to a maximum of $20,000,000, of which $16,217,000 was outstanding at December 31, 1999. The borrowings bear interest at the prime interest rate or, at the Company's option, 2 1/2% over LIBOR, and are secured by the Company's trade receivables. The Company is charged a commitment fee of 1/2% on the unused portion of the line of credit. In March 2000 the Company executed a working capital line increase and extension. The new line is at the same interest rate however, the commitment fee on the unused portion of the line of credit is reduced from 1/2% to 1/4%. The new line allows for a maximum borrowing of $24,000,000 and, in addition to the 85% of eligible receivables, is secured with 50% of eligible inventory up to $6,000,000. The new line becomes annually renewable in August 2002.

  Maturities of long-term debt during the next five years are as follows:

2000............................  $ 1,254,000
2001............................    1,164,000
2002............................   16,489,000
2003............................      286,000
2004............................       24,000

  Interest expense on long-term debt bank loans and capital lease obligations for the years ended December 31, 1999, 1998 and 1997 was $1,555,000, $1,419,000
and $1,140,000, respectively.

4. Commitments

  Total future rental payments under non-cancelable operating leases which expire in 2006 are $4,158,000. Annual rentals for the remainder of the lease terms are as follows:

  2000............................  $  939,000
  2001............................     864,000
  2002............................     587,000
  2003............................     494,000
  2004............................     494,000
  Thereafter......................     780,000
                                    ----------
                                    $4,158,000
                                    ==========

  Rental expense was $1,107,000, $780,000, and $384,000 in 1999, 1998 and 1997,
respectively.

5. Income Tax

  The provision for income tax expense (benefit) consists of the following:

                                      1999       1998        1997
                                    --------   ---------   ---------
Current:
  Federal.........................  $ 20,000   $ 240,000   $(633,000)
  State...........................        --          --     (11,000)
Deferred..........................   125,000    (104,000)    (20,000)
                                    --------   ---------   ---------
                                    $145,000   $ 136,000   $(664,000)
                                    ========   =========   =========

  The current year tax provision reflects the tax benefit of a state net operating loss carry forward of approximately $10,000.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

  The deferred income tax liabilities (assets) are reflected in the balance sheets as follows:

                                              1999          1998
                                           ----------    ----------
Current Assets
  Accrued health insurance and vacation
    costs................................  $  (62,000)   $ (147,000)
  Allowance for doubtful accounts........    (417,000)     (426,000)
  Inventory costs capitalized for tax
    purposes.............................      95,000        41,000
  Reserve for write down of excess
    inventory............................     (71,000)      (58,000)
                                           ----------    ----------
                                             (455,000)     (590,000)
Non-current liabilities
  Depreciation...........................     739,000       750,000
  Provision for pension expenses.........     337,000       335,000
                                           ----------    ----------
                                            1,076,000     1,085,000
                                           ----------    ----------
Net liability............................  $  621,000    $  495,000
                                           ==========    ==========

  The provision for income taxes (benefit) differs from the statutory federal income tax rate as a result of the following:

                                                 PERCENT OF PRE-TAX
                                                       INCOME
                                                 ------------------
                                                 1999   1998   1997
                                                 ----   ----   ----
Statutory U. S. income tax rate................   34%    34%   (34)%
Increase in rates resulting from:
  State income taxes -- net of federal
    benefit....................................   --     --     --
  Non-deductible meals and entertainment.......   11      8     --
Section 170 (e) (3) deduction..................  (15)    --     --
Other non-deductible items.....................    3      4      2
                                                 ---    ---    ---
Effective income tax rate......................   33%    46%   (32)%
                                                 ===    ===    ===

6. Pension Plan

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

  The Company's net periodic pension cost for the last three years included the following components:

                                       1999       1998       1997
                                     --------   --------   --------
Service cost -- benefits earned
  during the period................  $315,000   $290,000   $270,000
Interest cost on projected benefit
  obligation.......................   469,000    432,000    392,000
Expected return on assets..........  (528,000)  (457,000)  (475,000)
Net amortization and deferral......   119,000    119,000    143,000
                                     --------   --------   --------
Net periodic pension cost..........  $375,000   $384,000   $330,000
                                     ========   ========   ========

  The following table sets forth benefit obligations, the assets and liabilities of the plans and the amount of the net prepaid pension cost recognized in the Company's balance sheets as of December 31, 1999 and 1998.

                                  1999         1998
                               ----------   ----------
Change in benefit obligation:
  Benefit obligation at
     beginning of year.......  $6,796,000   $6,272,000
  Service costs..............     315,000      290,000
  Interest costs.............     469,000      432,000
  Benefits paid..............    (541,000)    (198,000)
                               ----------   ----------
  Benefit obligation at end
     of year.................   7,039,000    6,796,000
                               ----------   ----------
Change in plan assets:
  Fair value of plan assets
     at beginning of year....   7,405,000    6,594,000
  Actual return on plan
     assets..................     333,000      457,000
  Company contributions......     340,000      552,000
  Benefits paid..............    (541,000)    (198,000)
                               ----------   ----------
  Fair value of assets at end
     of year.................   7,537,000    7,405,000
                               ----------   ----------
  Funded status of plan......     498,000      609,000
  Unrecognized obligations at
     transition..............     146,000      254,000
  Unrecognized net actuarial
     loss....................     372,000      187,000
  Unrecognized prior service
     cost....................      85,000       96,000
                               ----------   ----------
  Prepaid pension cost.......  $1,101,000   $1,146,000
                               ==========   ==========

  The assumed rates used to measure the projected benefit obligations and the expected earnings on plan assets at December 31 for the last three years were:

Weighted average discount rate.................   7%
Long-term rate of return on assets.............   7%
Increase in future compensation levels.........   4%

  The Company has 401(k) savings plans covering substantially all employees. Contributions by the Company are discretionary and no contributions were made in 1999, 1998 or 1997.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

7. Segment Reporting

  The Company operates in one business segment. Revenues from products are as follows:

                                  1999           1998           1997
                              ------------   ------------   ------------
Electrical and plumbing
  supplies..................  $ 35,450,000   $ 35,622,000   $ 32,352,000
Home center products
  (including lawn and garden
  equipment, Paint and
  accessories, sporting
  goods and appliances).....    37,457,000     34,986,000     25,794,000
Building supplies (including
  aluminum windows and
  doors, Roofing products
  and lumber)...............    41,135,000     40,711,000     36,287,000
General and shelf hardware
  (including power and hand
  tools, Lock sets and wire
  products).................    53,175,000     47,708,000     51,297,000
                              ------------   ------------   ------------
                              $167,217,000   $159,027,000   $145,730,000
                              ============   ============   ============

8. Incentive Compensation Plan

  On May 23, 1991, the stockholders approved the 1991 Incentive Compensation Plan pursuant to which a maximum aggregate of 460,000 shares of common stock may be issued to employees and directors until April 12, 2001.

  The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price for the employees' stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized. These options vest either in six months after the date of grant or in equal annual installments over five years.

  Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998; risk-free interest rate of 7%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .31; a weighted-average expected life of the option of 10.0 and 4.0 years, respectively; and a weighted average grant date fair value of options granted of $1.10 and $0.95, respectively.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                  1999        1998          1997
                                --------   -----------   -----------
Pro forma net Income (loss)...  $251,000   $   101,000   $(1,463,000)
                                ========   ===========   ===========
Pro forma net Income (loss)
  per share -- basic and
  diluted.....................  $    .13   $       .05   $      (.69)
                                ========   ===========   ===========

  The effect of Statement No. 123 on pro forma net income or loss in 1999, 1998 and 1997 is not likely to be representative of the effects on pro forma net income or loss in future years.

  As of December 31, 1999 the following options have been granted under this plan:

     A. Options to officers for 80,000 shares at $3.75 per share (market value at date of grant) exercisable through April 2001 in four equal annual installments beginning April 12, 1992. Options for 40,000 shares were forfeited in 1997 and 30,000 shares have been exercised.

     B. Options to Independent Directors for 12,000 shares at $5.00 per share (canceled in 1998), 4,000 shares at $4.75 per share, 4,000 shares at $4.875 per share, 4,000 at $3.50 per share, 4,000 at $3.375 per share, 4,000 at $2.438 per share and 4,000 at $1.875 per share (market value at date of grant) exercisable through October 2009.

     C. Options to Officer-Directors for 110,000 shares at $5.36 per share (approximately 143% of market value at date of grant) exercisable, if at all, through April 2001 upon the first to occur of (i) the Company earning $.85 or more per share in any fiscal year during the term of the option; (ii) three months before the tenth anniversary of the date of grant of the option if the holder is still an employee; or (iii) the date of retirement of the holder if he is age 70 or older. Of these, 100,000 shares were canceled in 1998.

     D. Options to an Officer for 100,000 shares at $5.50 per share (market value at date of grant) exercisable through June, 2005, in five installments of 18,181 shares and one installment of 9,095 beginning in June 1997. These options were canceled in 1997.

     E. Options to Officers and employees for 150,000 shares were granted in 1996 at $3.375 to $3.625 per share (market value at date of grant), of these, 75,000 have been canceled. The remaining options are exercisable through 2006 in five equal installments beginning in 1997. These options have a weighted average exercise price of approximately $3.48.

     F. Options to Officers for 125,000 shares were granted in 1997 at $2.375 to $3.267 per share (market

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

  value at date of grant), of these, 50,000 have been cancelled. The remaining options are exercisable through 2007 in five equal installments beginning in 1998. These options have a weighted average exercise price of approximately $3.267.

     G. Options to Officers and employees for 40,000 shares were granted in 1998 at $1.875 to $2.532 per share (market value at date of grant), of these, 15,000 have been cancelled. The remaining options are exercisable through 2008 in five equal installments beginning in 1999. These options have a weighted average exercise price of $1.875.

9. Common Stock Subscriptions Receivable

  During 1998, the stockholders approved the Employee Stock Purchase Plan (the "Plan"). The Plan is designed to encourage and facilitate stock ownership by employees by providing a continued opportunity to purchase Common Stock, generally through voluntary after-tax payroll deductions. The price per share of the Common Stock shall be 85% of the fair market value on the date of the grant of the option for the qualified stock purchases and shall not be less than 100% of the fair market value on the date of the grant of the option for the non-qualified stock options. During 1999, 57,400 shares were issued under this Plan.

  In connection with the Employee Stock Purchase Plan formed in 1998, certain individuals issued three year promissory notes to the Company whereby the individuals are obligated to pay annual interest of 8.5% and a balloon principal payment no later than June 30, 2001. These notes are secured by the related shares of common stock.

10. Earnings Per Share

  Basic and diluted earnings per share were the same for 1999, 1998 and 1997. The numerator for basic and diluted earnings per share includes net income
(loss) of $299,000, $161,000 and $(1,416,000) for 1999, 1998 and 1997,
respectively. The denominator for diluted earnings per share includes weighted average common shares outstanding of 1,883,000, 1,863,000 and 2,135,000 for 1999, 1998 and 1997, respectively. The denominator for basic earnings per share includes weighted average common shares outstanding of 1,881,000, 1,861,000 and 2,135,000 for 1999, 1998 and 1997, respectively.

--------------------------------------------------------------------------------

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MOORE-HANDLEY, INC.

                                            By:     /s/ PETER B. COVERT
                                              ----------------------------------
                                                       Peter B. Covert
                                                   Chief Financial Officer
                                                  (Principal Accounting and
                                                       Financial Officer)

March 30, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                           CAPACITY                           DATE
                      ---------                                           --------                           ----
                  /s/ WILLIAM RILEY                    Chairman of the Board, Director and Chief        March 30, 2000
-----------------------------------------------------    Executive Officer
                    William Riley

              /s/ PIERCE E. MARKS, JR.                 Director                                         March 30, 2000
-----------------------------------------------------
                Pierce E. Marks, Jr.

                /s/ MICHAEL J. GAINES                  President and Chief Operating Officer            March 30, 2000
-----------------------------------------------------
                  Michael J. Gaines

                 /s/ PETER B. COVERT                   Chief Financial Officer                          March 30, 2000
-----------------------------------------------------
                   Peter B. Covert

                 /s/ L. WARD EDWARDS                   Director                                         March 30, 2000
-----------------------------------------------------
                   L. Ward Edwards

                /s/ MICHAEL B. STUBBS                  Director                                         March 30, 2000
-----------------------------------------------------
                  Michael B. Stubbs

                /s/ RONALD J. JUVONEN                  Director                                         March 30, 2000
-----------------------------------------------------
                  Ronald J. Juvonen

--------------------------------------------------------------------------------

                              MOORE-HANDLEY, INC.

                               INDEX OF EXHIBITS

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   3(a)       Restated Certificate of Incorporation of Company, filed as
                Exhibit 3(a) to the Company's Annual Report on Form 10-K
                for the year ended December 31, 1987 and incorporated
                herein by reference.
   3(a)-1     Amendment to Restated Certificate of Incorporation dated May
                7, 1987, filed as Exhibit 3(a)-1 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1987
                and incorporated herein by reference.
   3(b)       By-laws of the Company, filed as Exhibit 3(d) to the
                Company's Registration Statement on Form S-1 (Reg. No.
                33-3032) and incorporated herein by reference.
   3(b)-1     Article VII of By-laws of the Company, as amended May 7,
                1987 filed as Exhibit 3(b)-1 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1987
                and incorporated herein by reference.
10.1          Lease Agreement, dated as of December 30, 1986, between the
                Company and the Industrial Development Board of the Town
                of Pelham (the "Board"), filed as Exhibit 10(cc) to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1987 and incorporated herein by reference.
10.2          Guarantee Agreement, dated as of December 30, 1986, between the Company and the First Alabama Bank of Birmingham, as
                Trustee ("Trustee"), filed as Exhibit 10(dd) to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1987 and incorporated herein by reference.
10.3          Mortgage and Trust Indenture, dated as of December 30, 1986, between the Trustee and the Board, filed as Exhibit 10(ee)
                to the Company's Annual Report on Form 10-K for the year
                ended December 31, 1987 and incorporated herein by
                reference.
10.4          The Moore-Handley, Incorporated Salaried Pension Plan,
                effective January 1, 1985, as amended, filed as Exhibit
                10(n) to the Company's Registration Statement on Form S-1
                (Reg. No. 33-3032) and incorporated herein by reference.
10.5          Amendment No. 4 to The Moore-Handley Incorporated Salaried
                Pension Plan, dated February 10, 1992 but effective
                January 1, 1987, filed as Exhibit 10(n)-1 to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1991 and incorporated herein by reference.
10.6          Amendment No. 5 to The Moore-Handley Incorporated Salaried
                Pension Plan, dated February 10, 1992 but effective
                January 1, 1988, filed as Exhibit 10(n)-2 to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1991 and incorporated herein by reference.
10.7          Amended and Restated Moore-Handley, Inc. Salaried Pension
                Plan, dated February 10, 1992 but effective January 1,
                1989, filed as Exhibit 10(n)-3 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1991
                and incorporated herein by reference.
10.8          Amendment No. 6 to The Moore-Handley Incorporated Salaried
                Pension Plan, dated February 10, 1992, filed as Exhibit
                10(n)-4 to the Company's Annual Report on Form 10-K for
                the year ended December 31, 1991 and incorporated herein
                by reference.
10.9          Amendment No. 2 to The Moore-Handley Incorporated Salaried
                Pension Plan, dated December 29, 1994, filed as Exhibit
                10(n)-5 to the Company's Annual Report on Form 10-K for
                the year ended December 31, 1994 and incorporated herein
                by reference.
10.10         The Moore-Handley Salaried Employees' Savings Plan and
                Trust, effective January 1, 1985, as amended, filed as
                Exhibit 10(p) to the Company's Registration Statement on
                Form S-1 (Reg. No. 33-3032) and incorporated herein by
                reference.
10.11         Amended and restated The Moore-Handley Salaried Employees'
                Savings Plan and Trust dated February 4, 1994 but
                effective January 1, 1989, filed as Exhibit 10(p)-1 to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1994 and incorporated herein by reference.
10.12         The Moore-Handley Return-on-Investment Bonus Program, dated
                February 23, 1983, filed as Exhibit 10(r) to the Company's
                Registration Statement on Form S-1 (Reg. No. 33-3032) and
                incorporated herein by reference.
10.13         Form of Stock Subscription Agreement, dated as of January
                29, 1986, between the Company and certain managers of the
                Company, filed as Exhibit 10(aa) to the Company's
                Registration Statement on Form S-1 (Reg. No. 33-3032) and
                incorporated herein by reference.
10.14         1991 Incentive Compensation Plan, filed as Exhibit A to the
                Company's Proxy Statement dated April 30, 1991 and
                incorporated herein by reference.
10.15         The Moore-Handley, Inc. Employees' 401(k) Profit Sharing
                Prototype Non-Standardized Adoption Agreement effective
                July 1, 1993, filed as Exhibit 10(gg) to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1993 and incorporated herein by reference.
10.16         Financing Agreement, dated August 7, 1997, between the
                Company and The CIT Group/Business Credit, Inc. filed as
                Exhibit 10(ii) to the Company's Quarterly Report on Form
                10-Q for the quarter ended June 30, 1997 and incorporated
                herein by reference.
10.17         The Moore-Handley, Inc. Employee Stock Purchase Plan filed as Exhibit 10 to the Company's Quarterly Report on Form
                10-Q for the quarter ended March 31, 1999, and
                incorporated herein by reference.
10.18         Amendment dated September 24, 1999 to Financing Agreement, dated August 7, 1997, between the Company and The CIT
                Group/Business Credit, Inc. filed as Exhibit 10(a) to the
                Company's Quarterly Report on Form 10Q for the quarter
                ended September 30, 1999 and incorporated herein by
                reference.
  21          List of Subsidiaries is incorporated herein by reference to
                Exhibit 9 to the Company's Annual Report on Form 10-K for
                the year ended December 31, 1997.
  23          Consent of Ernst & Young LLP, Independent Auditors.
  27          Financial Data Schedule (For SEC purposes only).

--------------------------------------------------------------------------------
                                       28