Form 10-Q
period 2000-03-31
MOORE HANDLEY INC /DE/
filed 2000-05-05
CIK 788951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               [ ] FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                       OR


            Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


                 For the transition period from ______ to ______

                         COMMISSION FILE NUMBER 0-14324
                                                -------


                               MOORE-HANDLEY, INC.
             ------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                               Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common stock, $.10 par value              1,932,588 Shares
             ----------------------------              ----------------
                         Class                    Outstanding at May 3, 2000

                               MOORE-HANDLEY, INC.
                                      INDEX


Item No.                                                                                            Page No.
--------                                                                                            --------
PART I.  FINANCIAL INFORMATION - UNAUDITED

1.      Balance Sheets -
           March 31, 2000 and 1999 and December 31, 1999                                                   3

        Statements of Operations -
           Three Months Ended March 31, 2000 and 1999                                                      4

        Statements of Cash Flows -
           Three Months Ended March 31, 2000 and 1999                                                      5

        Notes to Financial Statements                                                                      6

2.      Management's Discussion and Analysis                                                            7-10
           of Financial Condition and Results of Operations

3.       Quantitative and Qualitative Disclosures About Market Risk                                       10
           (The information required by this item is contained in "Management's
           Discussion and Analysis of Financial Condition and Results of
           Operations.")

PART II.  OTHER INFORMATION

6.      Exhibits and Reports on Form 8-K                                                                  11

         Signatures                                                                                       11

                               MOORE-HANDLEY, INC.
                                 BALANCE SHEETS
                  MARCH 31, 2000 AND 1999 AND DECEMBER 31, 1999


                                                                     MARCH 31,                        DECEMBER 31,
                                                        -----------------------------------           ------------
                                                            2000                   1999                   1999
                                                        ------------           ------------           ------------
                                                         (unaudited)           (unaudited)              (Note 1)

         ASSETS:
         Current assets:
            Cash and cash equivalents                   $     77,000           $    309,000           $     46,000
            Trade receivables, net                        29,148,000             30,599,000             23,119,000
            Other receivables                              4,362,000              3,549,000              3,661,000
            Merchandise inventory                         17,574,000             16,242,000             18,309,000
            Prepaid expenses                                 535,000                701,000                539,000
            Deferred income taxes                            456,000                590,000                455,000
                                                        ------------           ------------           ------------
                 Total current assets                     52,152,000             51,990,000             46,129,000
         Prepaid pension cost                              1,104,000              1,080,000              1,101,000
         Property and equipment                           21,336,000             19,770,000             20,964,000
            Less accumulated depreciation                (13,060,000)           (11,798,000)           (12,716,000)
                                                        ------------           ------------           ------------
                 Net property and equipment                8,276,000              7,972,000              8,248,000
         Deferred charges, net                                10,000                 16,000                 12,000
                                                        ------------           ------------           ------------
                                                        $ 61,542,000           $ 61,058,000           $ 55,490,000
                                                        ============           ============           ============


         LIABILITIES AND STOCKHOLDERS' EQUITY:
         Current liabilities:
            Accounts payable                            $ 24,706,000           $ 25,549,000           $ 19,407,000
            Accrued payroll                                  369,000                606,000                451,000
            Other accrued liabilities                      2,482,000              2,232,000              1,589,000
            Long-term debt due in one year                 1,253,000              1,243,000              1,254,000
                                                        ------------           ------------           ------------
                 Total current liabilities                28,810,000             29,630,000             22,701,000
         Long-term debt                                   17,835,000             17,099,000             17,963,000
         Deferred income taxes                             1,076,000              1,085,000              1,076,000
         Stockholders' equity:
            Common stock, $.10 par value;
                 10,000,000 shares authorized,
                 2,510,040 shares issued                     251,000                251,000                251,000
            Other stockholders' equity                    13,570,000             12,993,000             13,499,000
                                                        ------------           ------------           ------------
                 Total stockholders' equity               13,821,000             13,244,000             13,750,000
                                                        ------------           ------------           ------------
                                                        $ 61,542,000           $ 61,058,000           $ 55,490,000
                                                        ============           ============           ============



See accompanying notes.

                               MOORE-HANDLEY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                   THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                             2000                 1999
                                                                         -----------          ------------

         Net sales                                                       $43,755,000          $ 44,663,000

         Cost of merchandise sold                                         36,839,000            38,207,000
         Warehouse and delivery expense                                    2,656,000             2,693,000
                                                                         -----------          ------------
         Cost of sales                                                    39,495,000            40,900,000
                                                                         -----------          ------------
         Gross profit                                                      4,260,000             3,763,000
         Selling and administrative expense                                3,772,000             3,580,000
                                                                         -----------          ------------
         Operating income                                                    488,000               183,000
         Interest expense, net                                               373,000               318,000
                                                                         -----------          ------------
         Income (loss) before provision for income tax                       115,000              (135,000)
           (benefit)
         Income tax (benefit)                                                 44,000               (51,000)
                                                                         -----------          ------------
         Net income (loss)                                               $    71,000          $    (84,000)
                                                                         ===========          ============


         Net income (loss) per common share - basic and diluted          $       .04          $       (.04)
                                                                         ===========          ============
         Weighted average common shares outstanding                        1,933,000             1,876,000
                                                                         ===========          ============



                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                  2000                  1999
                                                                              -----------           -----------

         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss)                                                 $    71,000           $   (84,000)
            Adjustments to reconcile net income
                  to net cash provided by operating activities:
                     Depreciation and amortization                                347,000               304,000
                     Provision for doubtful accounts                               75,000                75,000
                     Gain on sale of equipment                                    (16,000)                   --
                     Change in assets and liabilities:
                         Trade and other receivables                           (6,805,000)           (6,922,000)
                         Merchandise inventory                                    735,000             1,465,000
                         Accounts payable and accrued expenses                  6,110,000             6,225,000
                         Other assets                                               - 0 -              (250,000)
                                                                              -----------           -----------
                         Total adjustments                                        446,000               897,000
                                                                              -----------           -----------
                           NET CASH PROVIDED BY OPERATING ACTIVITIES              517,000               813,000

         CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                                 (373,000)             (269,000)
            Proceeds from sale of equipment                                        16,000                    --
                                                                              -----------           -----------
                     NET CASH USED IN INVESTING ACTIVITIES                       (357,000)             (269,000)

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Principal payments of long-term debt                                 (129,000)             (357,000)
                                                                              -----------           -----------
                 NET CASH USED IN FINANCING ACTIVITIES                           (129,000)             (357,000)
                                                                              -----------           -----------

         Net increase in cash and cash equivalents                                 31,000               187,000

         Cash and cash equivalents at beginning of period                          46,000               122,000
                                                                              -----------           -----------
         Cash and cash equivalents at end of period                           $    77,000           $   309,000
                                                                              ===========           ===========


                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (INFORMATION PERTAINING TO THE THREE MONTHS
                   ENDED MARCH 31, 2000 AND 1999 IS UNAUDITED)


1. BASIS OF PRESENTATION

         The financial statements included herein have been prepared by Moore-Handley, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission on March 30, 2000.

         The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

         The Company receives vendor allowances for certain promotional activities that it performs for its customers. In the past, the Company recognized vendor allowances during the specific expected benefit period of the related activity. However, the Company has determined that these promotional activities benefited the overall sales of the Company. In the first quarter 2000, the Company has elected to change its estimate of the benefit period of these vendor allowances and began recognizing the vendor allowances during the interim period in relation to estimated annual sales. The impact of the change is to decrease reported net income and diluted earnings per share of the first quarter 2000 by $178,000 or $0.09, respectively. This change in accounting estimate has no impact on annual reporting.

2. INCOME PER COMMON SHARE

         Basic net income per share is based on the weighted average number of common shares outstanding and net income. Diluted net income per share is based on the weighted average number of common shares outstanding plus the effect of dilutive employee stock options and net income. Basic and diluted earnings per share were the same for the first quarter of 2000 and 1999.


3. REVENUE RECOGNITION

         The Company recognizes revenues when goods are shipped.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


SUMMARY

         Net sales for the quarter ended March 31, 2000, decreased $908,000 or 2.0% from the same quarter in 1999. Net income is 4 cents per share on 1,933,000 average common shares outstanding compared to net loss of 4 cents per share on 1,876,000 average common shares outstanding as of March 31, 1999. Despite the sales decrease, there was a gross margin improvement of $460,000 in the first quarter of 2000 over the same period in 1999. Although the gross margin improvement was offset by slightly higher operating expenses, net income improved $155,000 on a quarter to quarter basis.


NET SALES

         Warehouse shipments increased $914,000 or 3.3%, and factory direct shipments decreased $1,822,000 or 10.9% compared to the three months ended March 31, 1999. The Company has been making a concerted effort to develop new business utilizing warehouse shipments.

         Gross margins on direct shipments are lower than gross margins on warehouse shipments; however, expenses related to direct shipments are also lower. Although factory direct shipments result in lower over all gross margin percentages, the Company believes that direct shipments are an important part of its business as a full-service wholesale distributor.

The following table sets forth the major elements of net sales:



                                                                  Three Months Ended March 31,
                                                   ---------------------------------------------------------
                                                              2000                             1999
                                                   ------------------------         ------------------------

                                                                     (dollars in thousands)
         Net Sales:
                 Warehouse shipments               $28,911             66.1%        $27,997             62.7%
                 Factory direct shipments           14,844             33.9          16,666             37.3
                                                   -------            -----         -------            -----
                     Net Sales                     $43,755            100.0%        $44,663            100.0%
                                                   =======            =====         =======            =====

OPERATIONS

         The following table sets forth certain financial data as a percentage of net sales for the periods indicated:



                                                                               Three Months Ended
                                                                                    March 31,
                                                                             -----------------------
                                                                              2000             1999
                                                                             ------           ------
         Net Sales                                                           100.0%           100.0%
                                                                             =====            =====
         Gross margin                                                         15.8             14.5
         Warehouse and delivery expense                                        6.1              6.1
                                                                             -----            -----
         Gross profit                                                          9.7              8.4
         Selling and administrative expenses                                   8.6              8.0
                                                                             -----            -----
         Operating income                                                      1.1               .4
         Interest expense, net                                                  .9               .7
                                                                             -----            -----
         Income (loss) before provision for income tax (benefit)               0.2%            (0.3)%
                                                                             =====            =====


GROSS MARGIN

         The gross margin percentage for the quarter ended March 31, 2000 was 15.8%, up from 14.5% in the first quarter of 1999. The increase is due to a higher percentage of warehouse shipments and pricing adjustments.

         The following table sets forth the gross margin dollars, gross margin percentages and year-over-year changes for 1999 and the first quarter of 2000:



                                                     Increase (Decrease)
                                                       vs. Same Quarter
                           Gross Margin                in Previous Year
                    --------------------------  ------------------------------
                        Amount      Percentage      Amount          Percentage
         Quarter    (in thousands)   of Sales   (in thousands)        Points
        ----------  --------------  ----------  --------------      ----------
        1999 - 1st       6,456         14.5           390             (0.5)
               2nd       6,826         16.0           789              0.1
               3rd       6,932         15.9           972              0.5
               4th       6,692         18.4           432              3.4

        2000 - 1st       6,916         15.8           460              1.3


WAREHOUSE AND DELIVERY EXPENSES

         As a percentage of warehouse shipments, warehouse and delivery expenses decreased to 9.2% in the first quarter of 2000 from 9.6% in the same quarter last year.

         The following table sets forth the trend in warehouse and delivery expenses in 1999 and the first quarter of 2000:



                                                                                    Increase (Decrease)
                                      Warehouse and Delivery                          vs. Same Quarter
                                             Expenses                                 in Previous Year
                               ------------------------------------         ----------------------------------
                                                        Percentage
                                   Amount              of Warehouse             Amount              Percentage
                  Quarter      (in thousands)              Sales            (in thousands)            Points
                ----------     --------------          ------------         --------------          ----------
                1999 - 1st         2,693                   9.6                   439                   0.6
                       2nd         2,855                  10.0                   635                   1.3
                       3rd         2,802                   9.9                   380                   0.4
                       4th         2,472                   9.9                    (6)                  0.6

                2000 - 1st         2,656                   9.2                   (37)                 (0.4)

SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expenses for the first quarter of 2000 increased by $192,000 or 5.4% over the same period in 1999.

         The Company receives vendor allowances for certain promotional activities that it performs for its customers. These allowances partially offset selling and administrative expense. In the past, the Company recognized vendor allowances during the specific expected benefit period of the related activity. However, the Company has determined that these promotional activities benefited the overall sales of the Company. In the first quarter 2000, the Company has elected to change its estimate of the benefit period of these vendor allowances and began recognizing the vendor allowances during the interim period in relation to estimated annual sales. The impact of the change is to increase net selling and administrative expense and to decrease reported net income and diluted earnings per share of the first quarter 2000 by $178,000 or $0.09. This change in accounting estimate has no impact on annual reporting.

         The following table sets forth the quarterly trend in selling and administrative expenses in 1999 and the first quarter of 2000:


                                                                                    Increase (Decrease)
                                     Selling and Administrative                      vs. Same Quarter
                                              Expense                                in Previous Year
                                 ---------------------------------          --------------------------------
                                     Amount             Percentage              Amount            Percentage
                   Quarter       (in thousands)          of Sales           (in thousands)          Points
                 -----------     --------------         ----------          --------------        ----------
                 1999 -  1st         3,580                 8.0                    206                (0.3)
                         2nd         3,620                 8.5                    253                (0.4)
                         3rd         3,821                 8.8                    463                 0.2
                         4th         3,213                 8.9                     (3)                1.2

                 2000 -  1st         3,772                 8.6                    192                 0.6

INTEREST EXPENSE

         Interest expense increased $55,000 or 17.3% during the first quarter of 2000 compared to the same period during 1999. The increase was principally due to higher interest rates applicable to the Company's borrowings in the first quarter of 2000 as average interest-sensitive borrowings increased $517,000 or 2.9% during the first quarter 2000 compared to the same period in 1999. Interest on the Company's working capital line of credit is charged at the prime rate which was 9.00% during the first quarter of 2000 and was 7.75% during the same period in 1999. Although net trade receivables increased during the first quarter 2000, they are down $1,451,000 or 4.7% compared to the first quarter 1999. In addition, this asset was financed primarily through extended terms from our suppliers (see Liquidity and Capital Resources). Although lower than December 31, 1999, inventory levels have increased $1,332,000 or 8.2% compared to the first quarter in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         From December 31, 1999 to March 31, 2000, the Company's net trade receivables increased by $6,029,000 or 26.1%. The increase was primarily due to extended terms given to customers as a part of the sales promotion conducted in the first quarter of 2000 (see Interest Expense).

         Inventories decreased by $735,000 or 4.0% in the three months ended March 31, 2000 compared with December 31, 1999. Inventories increased $1,332,000 or 8.2% compared to March 31, 1999. The Company continues its efforts to manage and control inventory levels while maintaining its high "fill rate" (the percentage of items shipped within 48 hours of the receipt of an order) on customer orders.

         Trade payables increased $5,299,000 or 27.3% from December 31, 1999, because of extended terms received from suppliers in connection with the Dealers' Mart.

         At March 31, 2000, the Company had unused lines of credit of $7,575,000. In March 2000, the Company executed a working capital line increase and extension. This new line allows for a maximum borrowing of $24,000,000 and, in addition to 85% of eligible receivables, it is secured with 50% of eligible inventory up to $6,000,000. This new line has a term of 3 years. The Company believes this credit facility is adequate to finance its working capital needs.

Interest Rate Risk

         The following discussion about the Company's interest rate risk includes "forward looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

         The Company's principal credit agreement and the Company's lease with respect to industrial development bonds issued to finance the Company's principal warehouse distribution facility both bear a floating interest rate based on, in the case of the credit agreement, the prime rate or at the Company's option 2 1/2% over LIBOR, and in the case of the industrial development lease, based on 92% of the prime rate. Accordingly, the Company is subject to market risk associated with changes in interest rates. At March 31, 2000, $16,425,000 was outstanding under the credit agreement and $1,431,000 was outstanding under the industrial development lease agreement. For 1999, the average principal amount outstanding under the credit agreement was $14,718,000. Assuming the average amount outstanding under the credit agreement during 2000 is equal to such average amount outstanding during 1999 and assuming the Company makes its scheduled amortization payments on its industrial development lease of $769,000 in 2000, a 1% increase in the applicable interest rate during 2000 would result in additional interest expense of approximately $156,000, which would reduce cash flow and pre-tax earnings dollar for dollar.



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

Part II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 3(a) -- Restated Certificate of Incorporation of Company, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,

                  3(a)-1 -- Amendment to Restated Certificate of Incorporation dated May 7, 1987, filed as Exhibit 3(a)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,

                  3(b) -- By-Laws of the Company, filed as Exhibit 3(d) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference,

                  3(b)-1 -- Article VII of By-Laws of the Company, as amended May 7, 1987 filed as Exhibit 3(b)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,

                  10(a) -- Amendment dated March 10, 2000 to Financing Agreement, dated August 7, 1997, between the Company and The CIT Group/Business Credit, Inc. filed as Exhibit 10 (ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997,

                  27 -- Financial Data Schedule (For SEC Purposes Only).

         (b) There were no reports on Form 8-K filed by the Company during the three month period ended March 31, 2000.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MOORE-HANDLEY, INC.
                                               -------------------
                                                   (Registrant)

           Date: May 5, 2000                  /s/ Michael J. Gaines
                ------------                  ---------------------
                                                Michael J. Gaines
                                                  President and
                                             Chief Operating Officer

                                               /s/ Peter B. Covert
                                               -------------------
                                                 Peter B. Covert
                                             Chief Financial Officer
                                            (Principal Accounting and
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

           10            (a)             Amendment dated March 10, 2000 to Financing Agreement, dated
                                         August 7, 1997, between the Company and The CIT Group/Business
                                         Credit, Inc. filed as Exhibit 10 (ii) to the Company's Quarterly
                                         Report on Form 10-Q for the quarter ended June 30, 1997.

           27                            Financial Data Schedule (For SEC purposes only).