Form 10-Q
period 2000-06-30
MOORE HANDLEY INC /DE/
filed 2000-07-28
CIK 788951

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

                              Yes [ X ]      No  [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    --------------------------------------------------------------------
    Common stock, $.10 par value                   1,923,143 shares
    --------------------------------------------------------------------
               Class                           Outstanding July 27, 2000
    --------------------------------------------------------------------

                              MOORE-HANDLEY, INC.
                                     INDEX

-------------------------------------------------------------------------------------------------------------
Item No.                                                                                            Page No.
-------------------------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION - UNAUDITED

-------------------------------------------------------------------------------------------------------------
1.      Condensed Balance Sheets -
           June 30, 2000 and 1999 and December 31, 1999.........................................         3

-------------------------------------------------------------------------------------------------------------
        Statements of Operations -
           Three Months and Six Months Ended June 30, 2000 and 1999.............................         4

-------------------------------------------------------------------------------------------------------------
        Statements of Cash Flows -
           Six Months Ended June 30, 2000 and 1999..............................................         5

-------------------------------------------------------------------------------------------------------------
        Notes to Financial Statements...........................................................         6

-------------------------------------------------------------------------------------------------------------
2.      Management's Discussion and Analysis
           of Financial Condition and Results of Operations.....................................      7-10

-------------------------------------------------------------------------------------------------------------
3.      Quantitative and Qualitative Disclosures About Market Risk..............................        10

-------------------------------------------------------------------------------------------------------------
PART II.  OTHER INFORMATION

4.      Submission of Matters to a Vote of Security Holders.....................................        10
-------------------------------------------------------------------------------------------------------------

6.      Exhibits and Reports on Form 8-K........................................................        11
-------------------------------------------------------------------------------------------------------------

        Signatures..............................................................................        11
-------------------------------------------------------------------------------------------------------------

                              MOORE-HANDLEY, INC.
                            CONDENSED BALANCE SHEETS
                  JUNE 30, 2000 AND 1999 AND DECEMBER 31, 1999

                                                                     JUNE 30,
                                                         ------------------------------         DECEMBER 31,
                                                              2000             1999                 1999
                                                         ------------      ------------         ------------
                                                          (unaudited)       (unaudited)           (Note 1)

        ASSETS:
        Current assets:
           Cash and cash equivalents .............       $    104,000      $    234,000         $     46,000
           Trade receivables, net ................         25,074,000        28,471,000           23,119,000
           Other receivables .....................          4,046,000         4,210,000            3,661,000
           Merchandise inventory .................         16,492,000        14,803,000           18,309,000
           Prepaid expenses ......................            599,000           638,000              539,000
           Deferred income taxes .................            456,000           590,000              455,000
                                                         ------------      ------------         ------------
                Total current assets .............         46,771,000        48,946,000           46,129,000
        Prepaid pension cost .....................          1,078,000         1,090,000            1,101,000
        Property and equipment ...................         21,708,000        20,127,000           20,964,000
           Less accumulated depreciation .........        (13,405,000)      (12,102,000)         (12,716,000)
                                                         ------------      ------------         ------------
                Net property and equipment .......          8,303,000         8,025,000            8,248,000
        Deferred charges, net ....................              8,000            15,000               12,000
                                                         ------------      ------------         ------------
                                                         $ 56,160,000      $ 58,076,000         $ 55,490,000
                                                         ============      ============         ============


        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
           Accounts payable ......................       $ 19,526,000      $ 20,495,000         $ 19,407,000
           Accrued payroll .......................            473,000           577,000              451,000
           Other accrued liabilities .............          1,757,000         2,130,000            1,589,000
           Long-term debt due within one year ....          1,253,000         1,180,000            1,254,000
                                                         ------------      ------------         ------------
                Total current liabilities ........         23,009,000        24,382,000           22,701,000
        Long-term debt, less amount due within one
           year...................................         18,401,000        19,344,000           17,963,000
        Deferred income taxes ....................          1,076,000         1,085,000            1,076,000
        Stockholders' equity:
           Common stock, $.10 par value;
                10,000,000 shares authorized,
                2,510,040 shares issued ..........            251,000           251,000              251,000
           Other stockholders' equity ............         13,423,000        13,014,000           13,499,000
                                                         ------------      ------------         ------------
                Total stockholders' equity .......         13,674,000        13,265,000           13,750,000
                                                         ------------      ------------         ------------
                                                         $ 56,160,000      $ 58,076,000         $ 55,490,000
                                                         ============      ============         ============


                            See accompanying notes.

                              MOORE-HANDLEY, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                              Three Months                   Six Months
                                                                              Ended June 30                 Ended June 30
                                                                     ----------------------------   ----------------------------
                                                                         2000            1999           2000            1999
                                                                     ------------    ------------   ------------    ------------

Net Sales ..................................................         $ 38,642,000    $ 42,704,000   $ 82,397,000    $ 87,367,000

Cost of merchandise sold ...................................           32,136,000      35,878,000     68,975,000      74,085,000
Warehouse and delivery expense .............................            2,547,000       2,855,000      5,203,000       5,548,000
                                                                     ------------    ------------   ------------    ------------
Cost of sales ..............................................           34,683,000      38,733,000     74,178,000      79,633,000
                                                                     ------------    ------------   ------------    ------------
Gross profit ...............................................            3,959,000       3,971,000      8,219,000       7,734,000
Selling and administrative expense .........................            3,812,000       3,620,000      7,584,000       7,200,000
                                                                     ------------    ------------   ------------    ------------
Operating income ...........................................              147,000         351,000        635,000         534,000
Interest expense, net ......................................              385,000         318,000        758,000         636,000
                                                                     ------------    ------------   ------------    ------------

Income (loss) before provision for income tax (benefit) ....             (238,000)         33,000       (123,000)       (102,000)
Income tax (benefit) .......................................              (91,000)         13,000        (47,000)        (38,000)
                                                                     ------------    ------------   ------------    ------------
Net income (loss) ..........................................             (147,000)         20,000        (76,000)        (64,000)
                                                                     ------------    ------------   ------------    ------------

Net income (loss) per common share-basic and diluted .......         $       (.08)   $        .01   $       (.04)   $       (.03)
                                                                     ============    ============   ============    ============
Weighted average common shares outstanding .................            1,923,000       1,875,000      1,923,000       1,875,000
                                                                     ============    ============   ============    ============


                             See accompanying notes.

                              MOORE-HANDLEY, INC.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

                                                                                2000                1999
                                                                             -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) .......................................................        $   (76,000)        $   (64,000)
                                                                             -----------         -----------
   Adjustments to reconcile net (loss)
        to net cash provided by (used in) operating activities:
            Depreciation and amortization ...........................            693,000             609,000
            Provision for doubtful accounts .........................            367,000             150,000
            Gain on sale of equipment ...............................            (16,000)                 --
            Change in assets and liabilities:
                Trade and other receivables .........................         (2,707,000)         (5,530,000)
                Merchandise inventory ...............................          1,817,000           2,904,000
                Other assets ........................................            (38,000)           (194,000)
                Accounts payable and accrued expenses ...............            309,000           1,040,000
                                                                             -----------         -----------
                Total adjustments ...................................            425,000          (1,021,000)
                                                                             -----------         -----------
                  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            349,000          (1,085,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .............................................           (744,000)           (628,000)
   Proceeds from sale of equipment ..................................             16,000
                                                                             -----------         -----------
            NET CASH USED IN INVESTING ACTIVITIES ...................           (728,000)           (628,000)
                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings of long-term debt .................................            437,000           1,825,000
                                                                             -----------         -----------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ......            437,000           1,825,000
                                                                             -----------         -----------

Net increase in cash and cash equivalents ...........................             58,000             112,000

Cash and cash equivalents at beginning of period ....................             46,000             122,000
                                                                             -----------         -----------
Cash and cash equivalents at end of period ..........................        $   104,000         $   234,000
                                                                             ===========         ===========


                             See accompanying notes.

                              MOORE-HANDLEY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   (INFORMATION PERTAINING TO THE SIX MONTHS
                   ENDED JUNE 30, 2000 AND 1999 IS UNAUDITED)

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

         As noted in the March, 2000 Form 10-Q, the Company receives vendor allowances for certain promotional activities that it performs for its customers. These allowances partially offset selling and administrative expense. In the past, the Company recognized vendor allowances during the specific expected benefit period of the related activity. However, the Company has determined that these promotional activities benefited the overall sales of the Company. In the first quarter 2000, the Company elected to change its estimate of the benefit period of these vendor allowances and began recognizing the vendor allowances during the interim period in relation to estimated annual sales. The impact of the change is to increase selling and administrative expense and to increase the reported loss before income taxes for the second quarter of 2000 by approximately $30,000 and to reduce income before taxes approximately $208,000 for the first six months of 2000. The effect of the change was to increase the net loss per share by $.01 for the second quarter of 2000 and by $.07 for the first six months of 2000. This change has no impact on annual reporting. Had operations been reported this year the same as last year, the Company's second quarter loss would have been $.07 per share and net income for the six months ending June 30, 2000 would have been $.03 per share.

         The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of interim periods are not necessarily indicative of results to be expected for the year.

2.       INCOME PER COMMON SHARE

         Basic net income per share is based on the weighted average number of common shares outstanding and net income. Diluted net income per share is based on the weighted average of common shares outstanding plus the effect of dilutive employee stock options and net income. Basic and diluted earnings per share were the same for the first and second quarter of 2000 and 1999.

3.       REVENUE RECOGNITION

         The Company recognizes revenues when goods are shipped.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

SUMMARY

         Net sales for the quarter ended June 30, 2000 decreased $4,062,000 or 9.5% from the same quarter in 1999. The net loss per share for the quarter ended June 30, 2000 was $.08 per share compared to net income per share of $.01 per share for the quarter ended June 30, 1999. We attribute the decline mainly to higher interest rates, tighter credit, and lower housing sales. Despite the sales decrease, gross profit was down only $12,000 in the second quarter of 2000 when compared to the same period in 1999. Other operational expenses increased $192,000 or 5.3% during the second quarter of 2000 compared to the second quarter of 1999. Interest expense also increased $67,000 due primarily to the increase in the prime rate. The net effect was a net loss during the quarter ending June 30, 2000 of $147,000 compared to a net profit of $20,000 for the quarter ending June 30, 1999.

         As noted in the March, 2000 Form 10-Q, the Company receives vendor allowances for certain promotional activities that it performs for its customers. These allowances partially offset selling and administrative expense. In the past, the Company recognized vendor allowances during the specific expected benefit period of the related activity. However, the Company has determined that these promotional activities benefited the overall sales of the Company. In the first quarter 2000, the Company elected to change its estimate of the benefit period of these vendor allowances and began recognizing the vendor allowances during the interim period in relation to estimated annual sales. The impact of the change is to increase selling and administrative expense and to increase the reported loss before income taxes for the second quarter of 2000 by approximately $30,000 and to reduce income before taxes approximately $208,000 for the first six months of 2000. The effect of the change was to increase the net loss per share by $.01 for the second quarter of 2000 and by $.07 for the first six months of 2000. This change has no impact on annual reporting. Had operations been reported this year the same as last year, the Company's second quarter loss would have been $.07 per share and net income for the six months ending June 30, 2000 would have been $.03 per share.

NET SALES

         Warehouse shipments decreased $1,864,000 or 6.5% and factory direct shipments decreased $2,198,000 or 15.5% during the quarter ended June 30, 2000 compared to the same quarter in 1999. For the six months, warehouse shipments decreased only 1.7% while factory direct shipments decreased 13.0%. The Company has been making a concerted effort through coordinated sales planning and activities to increase the warehouse shipments as a percentage of total sales.

         Gross margins on direct shipments are lower than gross margins on warehouse shipments; however, expenses related to direct shipments are also lower. Although factory direct shipments result in lower over all gross margin percentages, the Company believes that direct shipments are an important part of its business as a full-service wholesale distributor.

The following table sets forth the major elements of net sales:

                                                                    Three Months Ended June 30,
                                                          -------------------------------------------
                                                                    2000                   1999
                                                          --------------------     ------------------
                                                                    (dollars in thousands)

           Net Sales:
                   Warehouse shipments ..........         $  26,626       68.9%    $  28,490     66.7%
                   Factory direct shipments .....            12,016       31.1        14,214     33.3
                                                          ---------     ------     ---------    -----
                       Net Sales ................         $  38,642     100.00%    $  42,704    100.0%
                                                          =========     ======     =========    =====


                                                                     Six Months Ended June 30,
                                                          -------------------------------------------
                                                                    2000                   1999
                                                          --------------------     ------------------
                                                                    (dollars in thousands)
             Net Sales:
                   Warehouse shipments ..........         $  55,537       67.4%     $  56,487     64.7%
                   Factory direct shipments .....            26,860       32.6         30,880     35.3
                                                          ---------     ------      ---------    -----
                       Net Sales ................          $ 82,397      100.0%     $  87,367    100.0%
                                                          =========     ======      =========    =====

OPERATIONS

         The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                                  Three Months Ended            Six Months Ended
                                                                        June 30,                    June 30,
                                                                 --------------------         --------------------
                                                                  2000           1999          2000           1999
                                                                 -----          -----         -----          -----
Net Sales ..................................................     100.0%         100.0%        100.0%         100.0%
Gross margin ...............................................      16.8           16.0          16.3           15.2
Warehouse and delivery expense .............................       6.6            6.7           6.3            6.3
Gross profit ...............................................      10.2            9.3          10.0            8.9
Selling and administrative expense .........................       9.8            8.5           9.2            8.3
Operating income ...........................................       0.4            0.8           0.8            0.6
Interest expense, net ......................................       1.0            0.7           0.9            0.7
Income (loss) before provision for income tax (benefit) ....      (0.6)%          0.1%         (0.1)%         (0.1)%


GROSS MARGIN

         The gross margin percentage for the quarter ended June 30, 2000 was 16.8%, up from 16.0% in the second quarter of 1999, and for the six months ended June 30, 2000 increased 1.1% compared to the prior year period. The increase is due to a higher percentage of warehouse shipments and positive competitive pricing adjustments.

         The following table sets forth the gross margin dollars, gross margin percentages and year-over-year changes for 1999 and the first and second quarter of 2000:


                                                      Increase (Decrease)
                                                       vs. Same Quarter
                        Gross Margin                   in Previous Year
                --------------------------     -----------------------------
                    Amount      Percentage         Amount         Percentage
  Quarter      (in thousands)   Of Sales      (in thousands)       Points
  -------      --------------  ----------     --------------     ----------
  1999 - 1st          6,456            14.5          390            (0.5)
         2nd          6,826            16.0          789             0.1
         3rd          6,932            15.9          972             0.5
         4th          6,692            18.4          432             3.4

  2000 - 1st          6,916            15.8          460             1.3
         2nd          6,506            16.8         (320)            0.8

WAREHOUSE AND DELIVERY EXPENSE

         As a percentage of warehouse shipments, warehouse and delivery expenses decreased to 9.6% in the second quarter of 2000 from 10.0% in the same quarter of 1999 and decreased to 9.4% for the six months ended June 30, 2000 from 9.8% for the first half of 1999. The company continues to benefit from the warehouse modernization program and ongoing cost reduction efforts.

         The following table sets forth the trend in warehouse and delivery expenses in 1999 and the first and second quarter of 2000:

                                                    Increase (Decrease)
                   Warehouse and Delivery            vs. Same Quarter
                         Expenses                    in Previous Year
               -----------------------------   -----------------------------
                                  Percentage
                   Amount       Of Warehouse       Amount         Percentage
  Quarter      (in thousands)       Sales      (in thousands)       Points
  -------      --------------   ------------   --------------     ----------
  1999 -  1st      2,693             9.6           439             0.6
          2nd      2,855            10.0           635             1.3
          3rd      2,802             9.9           380             0.4
          4th      2,472             9.9            (6)            0.6

   2000 - 1st      2,656             9.2           (37)           (0.4)
          2nd      2,547             9.6          (308)           (0.4)

SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expenses for the second quarter of 2000 increased by $192,000 or 5.3% over the same period in 1999 and increased $384,000 or 5.3% for the six months ended June 30, 2000 compared to the same period in 1999.

         The following table sets forth the quarterly trend in selling and administrative expenses in 1999 and the first and second quarter of 2000:

                                                      Increase (Decrease)
                  Selling and Administrative           vs. Same Quarter
                           Expense                     in Previous Year
               -----------------------------   -----------------------------
                   Amount        Percentage        Amount         Percentage
  Quarter      (in thousands)     of Sales     (in thousands)       Points
  -------      --------------   ------------   --------------     ----------
  1999 - 1st       3,580            8.0            206            (0.3)
         2nd       3,620            8.5            253            (0.4)
         3rd       3,821            8.8            463             0.2
         4th       3,213            8.9             (3)            1.2

  2000 - 1st       3,772            8.6            192             0.6
         2nd       3,812            9.8            192             1.3

INTEREST EXPENSE

         Interest expense increased $67,000 or 21.1% during the second quarter of 2000 compared to the same period during 1999 and increased $122,000 or 19.2% for the six months ended June 30, 2000 compared to the same period in 1999. The increase was due primarily to interest on the Company's working capital line of credit being charged at the prime rate of interest which was 7.75% during the first six months of 1999 and averaged 8.96% during the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         From December 31, 1999 to June 30, 2000, the Company's net trade receivables increased by $1,955,000 or 8.5%. The increase was due to the higher level of sales during the first six months of 2000 (which includes shipments of orders taken at the Dealers' Mart held during June 2000) and because of extended terms given to customers as a part of the sales promotion in conjunction with the Dealers' Mart.

         Inventories decreased by $1,817,000 or 9.9% in the six months ended June 30, 2000.

         Accounts payables increased $119,000 at June 30, 2000, or .6% from December 31, 1999, because of extended terms received from suppliers in connection with the Dealers' Marts.

         At June 30, 2000, the Company had unused lines of credit of $6,764,000, which it believes are adequate to finance its working capital requirements. In March 2000, the Company executed a working capital line increase and extension. This new line allows for a maximum borrowing of $24,000,000 and, in addition to 85% of eligible receivables, it is secured with 50% of eligible inventory up to $6,000,000. This new line has a term of 3 years. The Company believes this credit facility is adequate to finance its working capital needs.

INTEREST RATE RISK

         The following discussion about the Company's interest rate risk includes "forward looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

         The Company's principal credit agreement and the Company's lease with respect to industrial development bonds issued to finance the Company's principal warehouse distribution facility both bear a floating interest rate based on, in the case of the credit agreement, the prime rate or at the Company's option 2 1/2% over LIBOR, and in the case of the industrial development lease, based on 92% of the prime rate. Accordingly, the Company is subject to market risk associated with changes in interest rates. At June 30, 2000, $17,236,000 was outstanding under the credit agreement and $1,294,000 was outstanding under the industrial development lease agreement. For 1999, the average principal amount outstanding under the credit agreement was $15,818,000. Assuming the average amount outstanding under the credit agreement during 2000 is equal to such average amount outstanding during 1999 and assuming the Company makes its scheduled amortization payments on its industrial development lease of $769,000 in 2000, a 1% increase in the applicable interest rate during 2000 would result in additional interest expense of approximately $170,000, which would reduce cash flow and pre-tax earnings dollar for dollar.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements. Words such as "expects" and, "believes", indicate the presence of forward-looking statements. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are the following:

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

- uncertainties associated with any acquisition the Company may seek to implement and;

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the Registrant was held on Thursday, April 22, 2000 at 10:00 a.m. At the meeting Messrs. William Riley, Pierce E. Marks, Jr.,
L. Ward Edwards, Michael B. Stubbs and Ronald J. Juvonen were re-elected as directors of the Registrant.

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

         (b) There were no reports on Form 8-K filed by the Company during the three month period ended June 30, 2000.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MOORE-HANDLEY, INC.
                                         -------------------
                                             (Registrant)

 Date: July 27, 2000                    /s/ Michael J. Gaines
       -------------                    ---------------------
                                          Michael J. Gaines
                                            President and
                                        Chief Operating Officer

                                           /s/ Judi Watson
                                           ---------------
                                             Judi Watson
                                              Treasurer
                                       (Principal Accounting and
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