Form 10-Q
period 2000-09-30
MOORE HANDLEY INC /DE/
filed 2000-10-25
CIK 788951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                 For the transition period from        to
                                                ------    ------

                         COMMISSION FILE NUMBER 0-14324
                                                -------

--------------------------------------------------------------------------------

                               MOORE-HANDLEY, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    63-0819773
       ------------------------                         -------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation of organization)                   Identification
                                                        No.)

       3140 PELHAM PARKWAY, PELHAM, ALABAMA               35124
       ------------------------------------             ----------
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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common stock, $.10 par value               1,935,743 shares
       ----------------------------           -----------------------
                   Class                  Outstanding at October 25, 2000

                               MOORE-HANDLEY, INC.
                                      INDEX

Item No.                                                                                       Page No.
--------                                                                                       --------

PART I. FINANCIAL INFORMATION - UNAUDITED

1.      Condensed Balance Sheets -
           September 30, 2000 and 1999 and December 31, 1999 ................................       3

        Statements of Operations -
           Three Months and Nine Months Ended September 30, 2000 and 1999 ...................       4

        Statements of Cash Flows -
           Nine Months Ended September 30, 2000 and 1999 ....................................       5

        Notes to Financial Statements .......................................................       6

2.      Management's Discussion and Analysis
           of Financial Condition and Results of Operations .................................    7-10

3.      Quantitative and Qualitative Disclosures Of Market Risk .............................      11

PART II. OTHER INFORMATION

6.      Exhibits and Reports on Form 8-K ....................................................      11

        Signatures ..........................................................................      11

                               MOORE-HANDLEY, INC.
                            CONDENSED BALANCE SHEETS
                SEPTEMBER 30, 2000 AND 1999 AND DECEMBER 31, 1999

                                                     SEPTEMBER 30,             DECEMBER 31,
                                             -----------------------------     ------------

                                                 2000             1999             1999
                                             ------------     ------------     ------------
                                             (unaudited)      (unaudited)        (Note 1)

ASSETS:
Current assets:
   Cash and cash equivalents ...........     $    114,000     $    257,000     $     46,000
   Trade receivables, net ..............       24,951,000       27,214,000       23,119,000
   Other receivables ...................        4,495,000        3,631,000        3,661,000
   Merchandise inventory ...............       16,871,000       17,594,000       18,309,000
   Prepaid expenses ....................          346,000          770,000          539,000
   Refundable income tax ...............           88,000          103,000               --
   Deferred income taxes ...............          456,000          590,000          455,000
     Total current assets ..............       47,321,000       50,159,000       46,129,000
Prepaid pension cost ...................        1,098,000          996,000        1,101,000
Property and equipment .................       22,225,000       20,349,000       20,964,000
     Less accumulated depreciation .....      (13,681,000)     (12,404,000)     (12,716,000)
       Net property and equipment ......        8,544,000        7,945,000        8,248,000
Deferred charges, net ..................            8,000           13,000           12,000
                                             ------------     ------------     ------------
                                             $ 56,971,000     $ 59,113,000     $ 55,490,000
                                             ============     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Account payable .....................     $ 19,088,000     $ 20,730,000     $ 19,407,000
   Accrued payroll .....................          328,000          680,000          451,000
   Other accrued liabilities ...........        2,166,000        2,341,000        1,589,000
   Long-term debt due in one year ......        1,253,000        1,200,000        1,254,000
     Total current liabilities .........       22,835,000       24,951,000       22,701,000
Long-term debt .........................       19,445,000       19,854,000       17,963,000
Deferred income taxes ..................        1,076,000        1,085,000        1,076,000
Stockholders'equity:
   Common stock, $.10 par value:
        10,000,000 shares authorized,
        2,510,040 shares issued ........          251,000          251,000          251,000
   Other stockholders' equity ..........       13,364,000       12,972,000       13,499,000
        Total stockholders' equity .....       13,615,000       13,223,000       13,750,000
                                             ------------     ------------     ------------
                                             $ 56,971,000     $ 59,113,000     $ 55,490,000
                                             ============     ============     ============

                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS                         NINE MONTHS
                                                            ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                       -----------------------------     ---------------------------------

                                                           2000             1999              2000               1999
                                                       ------------     ------------     --------------     --------------

Net Sales ........................................     $ 38,903,000     $ 43,566,000     $  121,300,000     $  130,933,000
                                                       ============     ============     ==============     ==============

Cost of merchandise sold .........................       32,802,000       36,634,000        101,778,000        110,718,000
Warehouse and delivery expense ...................        2,450,000        2,802,000          7,652,000          8,350,000
Cost of sales ....................................       35,252,000       39,436,000        109,430,000        119,068,000
Gross profit .....................................        3,651,000        4,130,000         11,870,000         11,865,000
Selling and administrative expense ...............        3,309,000        3,821,000         10,894,000         11,021,000
Operating income .................................          342,000          309,000            976,000            844,000
Interest expense, net ............................          437,000          378,000          1,195,000          1,014,000
Loss before provision for income tax benefit .....          (95,000)         (69,000)          (219,000)          (170,000)
Income tax (benefit) .............................          (37,000)         (27,000)           (84,000)           (64,000)
                                                       ------------     ------------     --------------     --------------
Net (loss) .......................................     $    (58,000)    $    (42,000)    $     (135,000)    $     (106,000)
                                                       ============     ============     ==============     ==============

Net (loss) per common share-basic and diluted ....     $       (.03)    $       (.02)    $         (.07)    $         (.06)
                                                       ============     ============     ==============     ==============

Weighted average common shares outstanding .......        1,929,000        1,876,000          1,923,000          1,876,000

                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                          2000             1999
                                                                      ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) ....................................................     $   (135,000)    $   (106,000)
  Adjustments to reconcile net (loss)
    to net cash (used in) provided by operating activities:
       Depreciation and amortization ............................          965,000          917,000
       Provision for doubtful accounts ..........................          407,000          225,000
       Gain on sale of equipment ................................               --               --
       Change in assets and liabilities:
         Trade and other receivables ............................       (3,073,000)      (3,769,000)
         Merchandise inventory ..................................        1,438,000          113,000
         Accounts payable and accrued expenses ..................          135,000        1,589,000
         Other assets ...........................................          111,000         (338,000)
          Total adjustments .....................................          (17,000)      (1,263,000)
                                                                      ------------     ------------
         NET CASH (USED IN) OPERATING ACTIVITIES ................         (152,000)      (1,369,000)
                                                                      ============     ============

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..........................................       (1,261,000)        (851,000)
  Proceeds from sale of equipment ...............................                                --
                                                                      ------------     ------------
      NET CASH (USED IN) INVESTING ACTIVITIES ...................       (1,261,000)        (851,000)
                                                                      ============     ============

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings of long-term debt ..............................        1,481,000        2,355,000
                                                                      ------------     ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES .................        1,481,000        2,355,000
                                                                      ============     ============

Net increase  in cash and cash equivalents ......................           68,000          135,000
                                                                      ============     ============

Cash and cash equivalents at beginning of period ................           46,000          122,000
Cash and cash equivalents at end of period ......................     $    114,000     $    257,000

                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (INFORMATION PERTAINING TO THE NINE MONTHS
                 ENDED SEPTEMBER 30, 2000 AND 1999 IS UNAUDITED)

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

         As noted in the June 2000 Form 10-Q, the Company receives vendor allowances for certain promotional activities that it performs for its customers. These allowances partially offset selling and administrative expense. In the past, the Company recognized vendor allowances during the specific expected benefit period of the related activity. However, the Company has determined that these promotional activities benefited the overall sales of the Company. In the first quarter 2000, the Company elected to change its estimate of the benefit period of these vendor allowances and began recognizing the vendor allowances during the interim period in relation to estimated annual sales. The impact of the change was to increase selling and administrative expense for the first six months of 2000 compared to the same period in 1999 by $265,000 and to reduce selling and administration expenses for the third quarter by $244,000 compared to the third quarter of 1999. This change has no impact on annual reporting.

         The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of interim periods are not necessarily indicative of results to be expected for the year.

2. EARNINGS PER COMMON SHARE

         Basic earnings per share is based on the weighted average number of common shares outstanding and net income/(loss). Diluted earnings per share is based on the weighted average number of common shares outstanding plus the effect of dilutive employee stock options and net income/(loss). Basic and diluted earnings per share were the same for the first three quarters of 2000 and 1999.

3. REVENUE RECOGNITION

         The Company recognizes revenues when goods are shipped.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

SUMMARY

         Net sales for the quarter ended September 30, 2000 decreased $4,663,000 or 10.7% from the same quarter in 1999. We attribute the decline mainly to higher interest rates, tighter credit, lower housing sales and lumber prices, and the decision to discontinue selling to about 300 unprofitable dealers earlier in the year. Lower gross profit associated with lower sales was more than offset by lower operating expense, so that operating profit for the quarter increased from $309,000 to $342,000. However, higher interest rates, due to prime rate increases, resulted in a net loss of $58,000 or three cents per share in the 2000 third quarter, compared to a net loss of $42,000 or two cents per share in the same quarter last year.

         As noted in June 2000 Form 10-Q, the Company receives vendor allowances for certain promotional activities that it performs for its customers. These allowances partially offset selling and administrative expense. In the past, the Company recognized vendor allowances during the specific expected benefit period of the related activity. However, the Company has determined that these promotional activities benefited the overall sales of the Company. In the first quarter 2000, the Company elected to change its estimate of the benefit period of these vendor allowances and began recognizing the vendor allowances during the interim period in relation to estimated annual sales. The impact of the change was to increase selling and administrative expense for the first six months of 2000 compared to the same period in 1999 by $265,000 and to reduce selling and administration expenses for the third quarter by $244,000 compared to the third quarter of 1999. This change has no impact on annual reporting.

NET SALES

         Warehouse shipments decreased $2,821,000 or 10.0% and factory direct shipments decreased $1,842,000 or 12.0% during the quarter ended September 30, 2000 compared to the same quarter in 1999. For the nine months, warehouse shipments decreased 4.4% and factory direct shipments decreased 12.7%. About 1/3 of such decline in factory direct shipments is attributable to a decline in lumber sales.

         Gross margins on factory direct shipments are lower than gross margins on warehouse shipments; however, expenses related to factory direct shipments are also lower. Although factory direct shipments result in lower over all gross margin percentages, the Company believes that factory direct shipments are an important part of its business as a full-service wholesale distributor.

The following table sets forth the major elements of net sales:

                                                            Three Months Ended September 30,
                                                       -------------------------------------------
                                                              2000                    1999
                                                       -------------------     -------------------
                                                                  (dollars in thousands)

Net Sales:
         Warehouse shipments .....................     $ 25,395       65.3%    $ 28,216       64.8%
         Factory direct shipments ................       13,508       34.7%      15,350       35.2%
              Net Sales ..........................     $ 38,903      100.0%    $ 43,566      100.0%

                                                             Nine Months Ended September 30,
                                                       -------------------------------------------
                                                              2000                    1999
                                                       -------------------     -------------------
                                                                  (dollars in thousands)

Net Sales:
         Warehouse shipments .....................     $ 80,931       66.7%     $ 84,703       64.7%
         Factory direct shipments ................       40,369       33.3%       46,230       35.3%
              Net Sales ..........................     $121,300      100.0%     $130,933      100.0%

OPERATIONS

         The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                       Three Months Ended    Nine Months Ended
                                                         September 30,         September 30,
                                                       ------------------    -----------------
                                                        2000       1999       2000       1999
                                                        -----      -----      -----      -----

Net Sales ........................................      100.0%     100.0%     100.0%     100.0%
Gross Margin .....................................       15.7%      15.9%      16.1%      15.5%
Warehouse and delivery expense ...................        6.3%       6.4%       6.3%       6.4%
Gross profit .....................................        9.4%       9.5%       9.8%       9.1%
Selling and Administrative expense ...............        8.5%       8.8%       9.0%       8.4%
Operating income .................................        0.9%       0.7%       0.8%       0.7%
Interest expense, net ............................        1.1%       0.9%       1.0%       0.8%
Loss before provision for income tax benefit .....       (0.2)%     (0.2)%     (0.2)%     (0.1)%

GROSS MARGIN

         The gross margin percentage for the quarter ended September 30, 2000 was 15.7%, compared to 15.9% for the third quarter of 1999, and for the nine months ended September 30, 2000 was 16.1% which was up from 15.4% for the first nine months of 1999. The increase for the nine months is due to a greater percentage of warehouse shipments.

         The following table sets forth the gross margin dollars, gross margin percentages and year-over-year changes from 1999 and the first, second and third quarter of 2000:

                                                            Increase (Decrease)
                                                             vs. Same Quarter
                                Gross Margin                 in Previous Year
                       -----------------------------    ---------------------------
                                         Percentage
                           Amount       of Total Net        Amount       Percentage
 Quarter               (in thousands)       Sales       (in thousands)     Points
----------             --------------   ------------    --------------   ----------

1999 - 1st                 6,456            14.5             390            (0.5)
       2nd                 6,826            16.0             789             0.1
       3rd                 6,932            15.9             972             0.5
       4th                 6,692            18.4             432             3.4

2000 - 1st                 6,916            15.8             460             1.3
       2nd                 6,505            16.8            (321)             .8
       3rd                 6,101            15.7            (831)            (.2)

WAREHOUSE AND DELIVERY EXPENSE

         As a percentage of warehouse shipments, warehouse and delivery expenses decreased to 9.6% in the third quarter of 2000 from 9.9% in the same quarter of 1999 and decreased to 9.5% for the nine months ended September 30, 2000 from 9.8% for the first nine months of 1999. The Company continues to benefit from the warehouse modernization program and ongoing cost reduction efforts.

         The following table sets forth the trend in warehouse and delivery expenses in 1999 and the first, second and third quarter of 2000:

                                                          Increase (Decrease)
                         Warehouse and Delivery            vs. Same Quarter
                                Expenses                   in Previous Year
                     ------------------------------   ---------------------------
                                        Percentage
                         Amount        of Warehouse       Amount       Percentage
 Quarter             (in thousands)       Sales       (in thousands)     Points
----------           --------------    ------------   --------------   ----------

1999 - 1st                2,693             9.6             439             0.6
       2nd                2,855            10.0             635             1.3
       3rd                2,802             9.9             380             0.4
       4th                2,472             9.9              (6)             .6

2000 - 1st                2,656             9.2             (37)           (0.4)
       2nd                2,546             9.6            (309)           (0.4)
       3rd                2,450             9.6            (352)           (0.3)

SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expenses decreased $127,000 in 2000 for the first nine months when compared to the same period in 1999. The decrease was magnified in the third quarter due to the reduction in the accruals for sales bonuses, travel and computer supplies as a result of the reduction in sales volume during the second and third quarter of 2000. Selling and administrative expenses as a percent to sales increased during the first nine months of 2000 to 8.9% from 8.4% for the same period of 1999 due partially to the start up cost for two new initiatives, M/R Warehouse and National Wholesale Hardware formerly National Telesales.

         The following table sets forth the quarterly trend in selling and administrative expenses in 1999 and the first, second and third quarter of 2000:

                                                                   Increase (Decrease)
                            Selling and Administrative              Vs. Same Quarter
                                     Expense                        In Previous Year
                      -------------------------------------   ----------------------------
                          Amount             Percentage           Amount        Percentage
 Quarter              (in thousands)     of Total Net Sales   (in thousands)      Points
----------            --------------     ------------------   --------------    ----------
1999 - 1st                 3,580                8.0                 206            (0.3)
       2nd                 3,620                8.5                 253            (0.4)
       3rd                 3,821                8.8                 463             0.2
       4th                 3,213                8.9                  (3)            1.2

2000 - 1st                 3,773                8.6                 192             0.6
       2nd                 3,812                9.8                 192             1.3
       3nd                 3,309                8.5                (512)           (0.3)

INTEREST EXPENSE

         Interest expense increased $59,000 or 15.6% during the third quarter of 2000 compared to the same period during 1999 and increased $181,000 or 17.8% for the nine months of 2000 compared to the same period in 1999. Interest on the Company's working capital line of credit is charged at the prime rate which averaged 7.85% during the first nine months of 1999 and averaged 9.05% for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         From December 31, 1999 to September 30, 2000, the Company's net trade receivables increased by $1,832,000 or 7.9%. The increase was due to extended terms given to customers as a part of the sales promotion in conjunction with the third quarter 2000 Dealers' Mart.

         Inventories decreased by $1,438,000 or 7.9% in the nine months ended September 30, 2000, compared to December 31, 1999. Additionally, inventories decreased $723,000 or 4.1% compared to September 30, 1999, as the Company continues its efforts to reduce inventory levels while maintaining its high "fill rate" (the percentage of items shipped within 48 hours of the receipt of an order) on customer orders.

         At September 30, 2000, the Company had unused lines of credit of $5,414,000, which it believes are adequate to finance its working capital requirements. In March 2000, the Company executed a working capital line increase and extension. This new line allows for a maximum borrowing of $24,000,000 and, in addition to 85% of eligible receivables, it is secured with 50% of eligible inventory up to $6,000,000. This new line has a term of 3 years. The Company believes this credit facility is adequate to finance its working capital needs.

INTEREST RATE RISK

         The following discussion about the Company's interest rate risk includes "forward looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

         The Company's principal credit agreement and the Company's lease with respect to industrial development bonds issued to finance the Company's principal warehouse distribution facility both bear a floating interest rate based on, in the case of the credit agreement, the prime rate or at the Company's option 2 1/2% over LIBOR, and in the case of the industrial development lease, based on 92% of the prime rate. Accordingly, the Company is subject to market risk associated with changes in interest rates. At September 30, 2000, $18,586,000 was outstanding under the credit agreement and $1,088,000 was outstanding under the industrial development lease agreement. For 1999, the average principal amount outstanding under the credit agreement was $15,818,000. Assuming the average amount outstanding under the credit agreement during 2000 is equal to such average amount outstanding during 1999 and assuming the Company makes its scheduled amortization payments on its industrial development lease of $769,000 in 2000, a 1% increase in the applicable interest rate during 2000 would result in additional interest expense of approximately $170,000, which would reduce cash flow and pre-tax earnings dollar for dollar.

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

- uncertainties associated with any acquisition the Company may seek to implement, and

-        changes in general economic conditions, including interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information called for by this item is provided under the caption "Interest Rate Risk" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. OTHER INFORMATION (UNAUDITED)

ITEM 5. OTHER INFORMATION

         (a) At properly noticed Board Meetings during the quarter ended September 30, 2000, the Board took the following actions:

                  1.       Elected Michael Palmer Director;
                  2. Authorized the Executive Committee to repurchase up to 250,000 of the Company's shares of common stock from time to time based on market conditions;
                  3. Elected Michael J. Gaines, the company's President, to the Board;
                  4. Accepted the resignation of Ronald Juvonen from the company's Board.

         (b) During the quarter ended September 30, 2000, Director L. Ward Edwards passed away.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBIT 3(A) -- Restated Certificate of Incorporation of Company, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,

                  EXHIBIT 3(A)-1 -- Amendment to Restated Certificate of Incorporation dated May 7, 1987, filed as Exhibit 3(a)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,

                  EXHIBIT 3(B) -- By-Laws of the Company, filed as Exhibit 3(d) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference,

                  EXHIBIT 3(B)-1 -- Article VII of By-Laws of the Company, as amended May 7, 1987 filed as Exhibit 3(b)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,

                  EXHIBIT 27 -- Financial Data Schedule (For SEC Purposes Only).

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MOORE-HANDLEY, INC.
                                                   -------------------
                                                       (Registrant)

        Date: October 25, 2000                    /s/ Michael J. Gaines
              ----------------                    ---------------------
                                                    Michael J. Gaines

                                                      President and
                                                 Chief Operating Officer

                                                      /s/Judi Watson
                                                      --------------
                                                        Judi Watson
                                                         Treasurer
                                                 (Principal Accounting and
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