Form 10-K405
period 2000-12-31
MOORE HANDLEY INC /DE/
filed 2001-03-30
CIK 788951

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   As of March 12, 2001, 1,818,643 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $820,020. For this computation, the Registrant has excluded the market value of all common stock beneficially owned by officers and directors of the Registrant and their associates. Such exclusion does not constitute an admission that any such person is an "affiliate" of the Registrant.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                              MOORE-HANDLEY, INC.

                               TABLE OF CONTENTS

         ITEM
         NO.                                                                         PAGE NO.
       --------                                                                      --------
       Part I
          1.      Business.........................................................     3
          2.      Properties.......................................................     6
          3.      Legal Proceedings................................................    None
          4.      Submission of Matters to a Vote of Security Holders (none during
                    the fourth quarter of 2000)....................................    None
       Part II
          5.      Market for Registrant's Common Equity and Related Stockholder
                    Matters........................................................    None
          6.      Selected Financial Data..........................................     7
          7.      Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..........................................     9
         7a.      Quantitative and Qualitative Disclosures about Market Risk.......     9
                    (The information required by this item is contained in
                    "Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.")
          8.      Financial Statements and Supplementary Data......................     15
          9.      Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure...........................................    None
       Part III
         10.      Directors and Executive Officers of the Registrant...............     *
         11.      Executive Compensation...........................................     *
         12.      Security Ownership of Certain Beneficial Owners and Management...     *
         13.      Certain Relationships and Related Transactions...................     *
                  *Part III (other than Item 401(b) of Regulation S-K, which is included in Item 1 of this Form 10-K) is incorporated by
                    reference to the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered hereby.
       Part IV
         14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K
                  (a)  Financial Statements........................................     15
                  (b)  Reports on Form 8-K.........................................    None
                  (c)  Exhibits Filed..............................................     28
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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

BUSINESS

  Moore-Handley, Inc. (the "Company") is a full-service distributor of plumbing and electrical supplies, power and hand tools, paint and paint sundries, lawn and garden equipment and other hardware and building materials products. The Company's customers include retail home centers, hardware stores, building materials dealers, paint stores, combination stores, a limited number of mass merchandisers, businesses and institutions. The Company has approximately 1,500 active customers located mainly throughout the Southeast, which it services from a 488,000 square foot distribution center located in Pelham, Alabama.

--------------------------------------------------------------------------------

DESCRIPTION OF BUSINESS

  In connection with its distribution activities, the Company offers a wide range of marketing, advertising and other support services designed to assist customers in maintaining and improving their market positions. These support services include computer-generated systems for the control of inventory, pricing and gross margin, as well as advertising and store installation and design services.

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

  In recent years there has been a trend toward consolidation in many wholesale industries, including the grocery, drug and hard goods distribution businesses. This trend also is apparent in the building supply and hardware business.
  The Company believes that this consolidating trend is attributable to, among other things, the inability of small distributors to provide a full range of advertising, store layout and computer-generated pricing and inventory control services offered by larger entities. The Company has benefited from this consolidating trend by recruiting experienced territory managers from competitors who have been acquired, gone out of business or reduced market area, thereby increasing the Company's customer base and sales.

--------------------------------------------------------------------------------

PRODUCTS

  The Company closely monitors its items in stock, maintaining a full range of products while concentrating its efforts on carrying quantities of stock designed to achieve high inventory turns. The following table indicates the percentage of net sales by class of merchandise sold by the Company in the past three years:

                                                                  PERCENTAGE OF NET SALES
                                                              -------------------------------
                    CLASS OF MERCHANDISE                      2000         1999         1998
                    --------------------                      -----        -----        -----
Electrical and plumbing supplies............................   22.6%        21.2%        22.4%
Home center products (including lawn and garden equipment,
  paint and accessories, sporting goods and appliances).....   21.6         22.4         22.0
Building supplies (including aluminum windows and doors,
  roofing products and lumber)..............................   23.2         24.6         25.6
General and shelf hardware (including power and hand tools,
  lock sets and wire products)..............................   32.6         31.8         30.0
                                                              -----        -----        -----
                                                              100.0%       100.0%       100.0%
                                                              =====        =====        =====

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

MARKETING PROGRAMS AND CUSTOMER SERVICES

  Sales Force. The Company's marketing program is implemented primarily by its sales force of territory managers, each of which is responsible for specific customers within a particular geographic area. Territory managers generally call on customers weekly to check inventories, take orders and perform various in-store services. In addition, the territory managers act as liaison between the customer and the Company to promote the Company's support services. Sales assistants work with certain of the more senior territory managers. At December 31, 2000, there were 54 territory managers and assistants employed by the Company.

  At December 31, 2000, the Company also employed 9 district managers, each responsible for supervising and monitoring the activities of territory managers located in their assigned area. To supplement its primary sales force, the Company maintains a telemarketing group that solicits and accepts orders from customers between regular visits by territory managers.

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

  The Company's support services include advertising and promotional services, some costs of which are shared by the Company's suppliers, store installation and design services, and computer-generated systems for control of inventory, pricing and gross margin. The Company also provides a store identification program, as well as additional promotional services, to selected customers under the name "Hardware House", a registered trade name owned and developed by the Company. Similar programs under the national trade name of "Pro", a registered trade name of Pro Group, Inc. Pro Group, Inc. is a merchandising and marketing group to which the Company belongs.

  The Company has developed a personal computer-based system for use by its customers, which includes a color-digitized catalog, electronic ordering and order editing capabilities and additional software programs to enable the dealer to increase profitability.

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

  Deliveries are made on a regular basis primarily by the Company's leased fleet of approximately 40 tractors and 63 trailers. The Company's sales personnel generally call on customers weekly and deliveries of merchandise are normally made within two or three business days after placement of an order.

  Direct Shipment Program. As an additional service to its customers, the Company maintains a direct shipment program where customers order and receive shipments of some products directly from suppliers but are invoiced through the Company. The Company pays the supplier for the goods shipped and has the risk of loss for the collection of payment from its customer. These programs enable the Company to distribute products that would be inconvenient or expensive to stock at its warehouse, such as commodity building materials, and allow customers to receive discounts that otherwise might not be available to them. In 2000, approximately 33% of the Company's net sales were attributable to purchases under the direct shipment program.

--------------------------------------------------------------------------------

CUSTOMERS

  The Company currently services approximately 2,000 customers, including retail home centers, hardware stores, building materials dealers, paint stores, combination stores, and a limited number of mass merchandisers, businesses and institutions. No customer or affiliated group of customers accounted for more than 1% of the Company's 2000 net sales.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PURCHASING, SUPPLIERS AND INVENTORY MANAGEMENT

  The Company distributes approximately 35,531 items purchased from approximately 1,075 manufacturers. The Company's ten largest vendors in 2000 accounted for approximately 21.9% of total Company purchases, but no single manufacturer accounted for more than 3.7% of the Company's total purchases during the year. The Company has no long-term supply or distribution agreements with its vendors. Substantially all products of the type distributed by the Company are available from a number of manufacturers.

  Because inventory constitutes a substantial portion of the Company's total assets, efficient control of inventory is an important management priority. The Company's inventory turns (determined by dividing cost of stocked goods sold by average monthly inventory) were 4.9 in 2000 and 5.4 in 1999.

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

--------------------------------------------------------------------------------

EMPLOYEES
  As of December 31, 2000, the Company employed 410 persons, of whom 192 are subject to a collective bargaining agreement expiring in December 2001. The Company has not experienced any strikes or work stoppages and considers its relationship with employees to be good. In December 1998 the Company entered into a three-year collective bargaining agreement that provides for gain sharing with employees based upon warehouse cost reductions.

--------------------------------------------------------------------------------

COMMON STOCK INFORMATION

  The Company's common stock trades on The NASDAQ SmallCap Market(SM) under the symbol MHCO. The following table shows the high and low bid prices by quarter in 2000 and 1999.

                                                                   2000                   1999
                                                              ---------------        ---------------
                       QUARTER ENDED                          HIGH        LOW        HIGH        LOW
                       -------------                          ----        ---        ----        ---
March 31,...................................................    6 3/8      1 1/2       2 7/8      2
June 30,....................................................    2 5/16     1 1/2       2 7/16     1 7/8
September 30,...............................................    1 7/16     1           2          1 1/4
December 31,................................................    1 7/16     1           1 7/8      1 1/4

  For periods prior to December 24, 1998, the Company's common stock was included in The NASDAQ National Market(R) system and thereafter in The NASDAQ SmallCap Market(SM). Such over-the-counter quotations reflect inter-dealer quotations, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

  At March 12, 2001, there were 190 holders of record of the Company's common stock. Since a large number of these holders are nominees, the Company believes beneficial holders represent a substantially larger number.

  The Company has not paid cash dividends on its common stock. It has been the policy of the Board of Directors to retain all available earnings to support the growth and expansion of its business. The payment of dividends on common stock in the future and the rate of such dividends, if any, will be determined by the Board of Directors based on the Company's earnings, financial condition and capital requirements.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company as of March 1, 2001, their ages and their present positions with the Company and their principal occupations since 1994 are as follows:

                       NAME                          AGE                             POSITION
                       ----                          ---                             --------
William Riley......................................  69     Chairman of the Board and Chief Executive Officer

Pierce E. Marks, Jr................................  72     Director and Member of the Executive Committee

Michael J. Gaines..................................  58     President and Chief Operating Officer(1)

Gary Smith.........................................  54     Chief Financial Officer(2)

Andrew W. Reid.....................................  53     Vice President -- Sales

Clay Alford........................................  52     Vice President -- Quality Assurance

Robert Grear.......................................  50     Vice President -- Operations(3)

---------------

(1) Mr. Gaines was employed by Grossman's, a home center chain, from 1993 to 1996.

(2) Mr. Smith was employed by City Wholesale Grocery, Inc., from 1997 to 2000, and Parisian, Inc. from 1979 to 1997.

(3) Mr. Grear was owner and manager of SMB Trading Group, an Internet Trading and Distribution Consulting Company, from 1998 to 2000; he was employed by Caldor, Inc., a Mass Merchandise Retailer, from 1994 to 1998.

  Officers are elected annually and serve at the discretion of the Board of Directors.
--------------------------------------------------------------------------------

PROPERTIES

  The Company's distribution facility and executive offices are located in a single 488,000 square foot facility, which includes a 51,000 square foot mezzanine, on a 30-acre site in Pelham, Alabama. The Company leases the Pelham facility pursuant to a lease entered into in connection with the issuance of industrial development bonds. The Company has guaranteed payment of the principal and interest on such bonds, and in 2000 paid an aggregate of $964,083 pursuant to such lease agreement. The Company has options to purchase the property for a nominal cost at the expiration of the lease. The Company believes that its Pelham facility is adequate for its presently foreseeable needs. The Company also leases a 20,000 square foot warehouse redistribution facility in Ocala, Florida for monthly rental of approximately $6,200 and office space in New York, New York for which lease payments are approximately $79,000 per annum.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                YEARS ENDED DECEMBER 31,
                                           ------------------------------------------------------------------
                                              2000          1999          1998          1997          1996
                                           ----------    ----------    ----------    ----------    ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
     Net sales.........................    $  154,065    $  167,217    $  159,027    $  145,730    $  145,785
     Cost of sales.....................       140,040       151,132       144,078       133,114       132,329
                                           ----------    ----------    ----------    ----------    ----------
     Gross profit......................        14,025        16,085        14,949        12,616        13,456
     Selling and administrative
       expenses........................        14,687        14,234        13,315        13,705        14,140
                                           ----------    ----------    ----------    ----------    ----------
     Operating income (loss)...........          (662)        1,851         1,634        (1,089)         (684)
     Interest expense, net.............         1,650         1,407         1,337           991           908
                                           ----------    ----------    ----------    ----------    ----------
     Income (loss) before income tax
       (benefit).......................        (2,312)          444           297        (2,080)       (1,592)
     Income tax (benefit)..............          (759)          145           136          (664)         (520)
                                           ----------    ----------    ----------    ----------    ----------
     Net income (loss).................    $   (1,553)   $      299    $      161    $   (1,416)   $   (1,072)
                                           ==========    ==========    ==========    ==========    ==========
     Per share -- basic and diluted
       data:
     Net income (loss).................    $     (.82)   $      .16    $      .09    $     (.66)   $     (.50)
                                           ==========    ==========    ==========    ==========    ==========
     Weighted average common shares
       outstanding.....................     1,903,000     1,881,000     1,861,000     2,135,000     2,159,000
                                           ==========    ==========    ==========    ==========    ==========

                                                                      DECEMBER 31,
                                           ------------------------------------------------------------------
                                              2000          1999          1998          1997          1996
                                           ----------    ----------    ----------    ----------    ----------
                                                                     (IN THOUSANDS)
Balance Sheet Data:
     Current assets....................    $   44,411    $   46,129    $   46,105    $   44,940    $   43,876
     Property and equipment -- net.....         8,812         8,248         8,006         8,273         8,771
     Other assets......................         1,016         1,113         1,164           984           825
                                           ----------    ----------    ----------    ----------    ----------
          Total assets.................    $   54,239    $   55,490    $   55,275    $   54,197    $   53,472
                                           ==========    ==========    ==========    ==========    ==========
     Current liabilities...............    $   19,778    $   22,701    $   23,408    $   21,482    $   31,860
     Long-term debt....................        21,664        17,963        17,453        18,397         5,111
     Deferred income taxes.............           671         1,076         1,085         1,150         1,129
     Stockholders' equity..............        12,126        13,750        13,329        13,168        15,372
                                           ----------    ----------    ----------    ----------    ----------
          Total liabilities and
            stockholders'
            equity.....................    $   54,239    $   55,490    $   55,275    $   54,197    $   53,472
                                           ==========    ==========    ==========    ==========    ==========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA -- UNAUDITED

                     QUARTERLY FINANCIAL DATA -- UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         1ST QUARTER         2ND QUARTER         3RD QUARTER         4TH QUARTER
                                      -----------------   -----------------   -----------------   -----------------
                                       2000      1999      2000      1999      2000      1999      2000      1999
                                       ----      ----     -------    ----     -------    ----     -------    ----
Net sales...........................  $43,755   $44,663   $38,642   $42,704   $38,903   $43,567   $32,765   $36,283
Gross profit........................    4,260     3,763     3,959     3,971     3,651     4,130     2,155     4,220
Net income (loss)...................  $    71   $   (84)  $  (147)  $    20   $   (58)  $   (42)  $(1,419)  $   405
                                      =======   =======   =======   =======   =======   =======   =======   =======
Net income (loss) per Share -- basic
  and diluted.......................  $   .04   $  (.04)  $  (.08)  $   .01   $  (.03)  $  (.02)  $  (.75)  $   .21
                                      =======   =======   =======   =======   =======   =======   =======   =======

  Typically, sales in the 1st and 3rd quarters are higher than in other quarters due to additional sales generated by Dealers' Marts. The majority of the additional sales are factory direct shipments that carry a lower gross margin than warehouse shipments so net income for these quarters is generally lower than in others. Sales and net income in the 2nd quarter are affected to a lesser degree by special promotions and smaller Summer Dealers' Marts. The net income for the fourth quarter of 2000 was unfavorably impacted by a decrease in incentive rebates, a change in physical inventory counts from an annual to a cycle count an increase in employee benefit expense and a decrease in sales of $3,518,000,.

--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

  Total gross margin for 2000 decreased $2,750,000 or 10.2% from 1999 on a 7.9% net sales decrease. Total operating expenses decreased $237,000 or 1%. The decrease in gross margin was not fully offset by a decrease in expenses due in part to increases in benefit-related costs of $635,000 and a loss of approximately $300,000 related to start-up costs for new distribution channels for the Company. Operating income decreased $2,513,000 from 1999.

  Total gross margin for 1999 increased $2,584,000 or 10.6% from 1998 on a 5.2% net sales increase. At the same time total operating expenses increased $2,367,000 or 10.4%. These expenses included approximately $814,000 of special expenses related to warehouse improvements and new channel start-up costs. Operating income increased $217,000 from 1998.

NET SALES

  Net sales for 2000 decreased $13,152,000 or 7.9% compared to 1999. Net Sales for 1999 increased $8,190,000 or 5.2% compared to 1998.

  The following table sets forth quarterly net sales and changes by quarter for the past three years.

                                                                                          INCREASE (DECREASE)
                                                                                           VS. SAME QUARTER
                                                                           NET SALES       IN PREVIOUS YEAR
                                                                         --------------   -------------------
                                                                             AMOUNT             AMOUNT          PERCENT
           QUARTER                                                       (IN THOUSANDS)     (IN THOUSANDS)      CHANGE
           -------                                                       --------------   -------------------   -------
1998  --   1st.........................................................      40,472              2,630             6.9
           2nd.........................................................      38,012              2,588             7.3
           3rd.........................................................      38,729             (1,271)           (3.2)
           4th.........................................................      41,814              9,350            28.8
1999  --   1st.........................................................      44,663              4,191            10.4
           2nd.........................................................      42,704              4,692            12.3
           3rd.........................................................      43,567              4,838            12.5
           4th.........................................................      36,283             (5,531)          (13.2)
2000  --   1st.........................................................      43,755               (908)           (2.0)
           2nd.........................................................      38,642             (4,062)           (9.6)
           3rd.........................................................      38,903             (4,663)          (10.7)
           4th.........................................................      32,765             (3,518)           (9.7)

  Fourth quarter results in 1998 reflect later than usual shipments of a Fall Mart.

OPERATIONS

  The following table sets forth certain financial data as a percentage of net sales for the past three years:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                              2000         1999         1998
                                                              -----        -----        -----
Net sales...................................................  100.0%       100.0%       100.0%
                                                              =====        =====        =====
Gross margin................................................   15.7%        16.1%        15.3%
Warehouse and delivery expense..............................    6.6          6.5          5.9
                                                              -----        -----        -----
Gross profit................................................    9.1          9.6          9.4
Selling and administrative expense..........................    9.5          8.5          8.4
                                                              -----        -----        -----
Operating income (loss).....................................   (0.4)         1.1          1.0
Interest expense, net.......................................    1.1           .8           .8
                                                              -----        -----        -----
Income (loss) before income tax (benefit)...................   (1.5)%         .3%          .2%
                                                              =====        =====        =====

GROSS MARGIN

  Gross margin percentage decreased to 15.7% for 2000 from 16.1% for 1999, due to devaluation in commodities and decrease in vendor incentives. Also, in the third and fourth quarters, the Company became more promotional in an
--------------------------------------------------------------------------------
effort to increase sales. Gross margin percentage in 1999 increased to 16.1% from 15.3% in 1998 as increased factory direct shipments in 1999 were more than offset by an improvement in margins on warehouse shipments.

  Total gross margin dollars in the 1st and 3rd quarters are normally higher than in other quarters, although gross margin percentages for the first and third quarters are typically lower than in other quarters. This is because of increased sales generated at Dealers' Marts typically held during the 1st and 3rd quarters that include a higher proportion of factory direct shipments at lower gross margins. In 2000 and 1999, there were three Dealers Marts. Most of the sales from the Dealers' Marts in both 2000 and 1999 were shipped in the first, second and third quarters. The gross margin percentage for the fourth quarter of 2000 was unfavorably impacted by a decrease in incentive rebates and a change in physical inventory counts from an annual count to a cycle count resulting in a lower fourth quarter positive adjustment.

  The following table sets forth-gross margin and gross margin percentages and year-to-year changes by quarter for the last three years.

                                                                                                INCREASE (DECREASE)
                                                                                                  VS. SAME QUARTER
                                                                GROSS MARGIN                      IN PREVIOUS YEAR
                                                       ------------------------------      ------------------------------
                                                           AMOUNT          PERCENTAGE          AMOUNT          PERCENTAGE
                            QUARTER                    (IN THOUSANDS)       OF SALES       (IN THOUSANDS)        POINTS
                            -------                    --------------      ----------      --------------      ----------
1998  --   1st.......................................      $6,066             15.0%           $   555              0.4%
           2nd.......................................       6,037             15.9                643              0.7
           3rd.......................................       5,960             15.4                117              0.8
           4th.......................................       6,260             15.0                906             (1.5)
1999  --   1st.......................................       6,456             14.5                390             (0.5)
           2nd.......................................       6,826             16.0                789              0.1
           3rd.......................................       6,932             15.9                972              0.5
           4th.......................................       6,693             18.4                433              3.4
2000  --   1st.......................................       6,916             15.8                460              1.3
           2nd.......................................       6,506             16.8               (320)             0.8
           3rd.......................................       6,101             15.7               (831)            (0.2)
           4th.......................................       4,634             14.1             (2,059)            (4.3)

WAREHOUSE AND DELIVERY EXPENSE

  Warehouse and delivery expense decreased $690,000 or 6.4% during 2000 due to the elimination of unprofitable accounts and related expenses, as well as the maturing of the stocking and shipping system in the warehouse.

  During 1999, warehouse and delivery expense increased $1,448,000 or 15.4%. The Company spent approximately $221,000 on systems and equipment to integrate a radio frequency for the picking, stock and shipping system in the warehouse. In addition to these costs, further costs were incurred as the Company's workforce learned how to use the new system. These additional costs were attributable primarily to overtime.

  The following table shows the trend of warehouse and delivery expense by quarter for the last three years.

                                                                                                INCREASE (DECREASE)
                                                       WAREHOUSE & DELIVERY EXPENSE               VS. SAME QUARTER
                                                     --------------------------------             IN PREVIOUS YEAR
                                                                          PERCENTAGE       ------------------------------
                                                         AMOUNT          OF WAREHOUSE          AMOUNT          PERCENTAGE
                           QUARTER                   (IN THOUSANDS)       SHIPMENTS        (IN THOUSANDS)        POINTS
                           -------                   --------------      ------------      --------------      ----------
1998  --   1st.....................................      $2,254               9.0%             $ (40)             (0.4)%
           2nd.....................................       2,220               8.7               (250)             (1.6)
           3rd.....................................       2,422               9.5                 93               0.2
           4th.....................................       2,478               9.3                 85              (1.7)
1999  --   1st.....................................       2,693               9.6                439               0.6
           2nd.....................................       2,855              10.0                635               1.3
           3rd.....................................       2,802               9.9                380               0.4
           4th.....................................       2,472               9.9                 (6)              0.6
2000  --   1st.....................................       2,656               9.2                (37)             (0.4)
           2nd.....................................       2,546               9.6               (309)             (0.4)
           3rd.....................................       2,451               9.6               (351)             (0.3)
           4th.....................................       2,479               7.6                  7               2.3

--------------------------------------------------------------------------------

SELLING AND ADMINISTRATIVE EXPENSE

  Selling and administrative expense increased $453,000 or 3.2% in 2000 compared to the previous year. The expense for 2000 includes $300,000 relating primarily to new channel start-up costs.

  Selling and administrative expense increased $919,000 or 6.9% in 1999 compared to the previous year. The expense for 1999 includes $630,000 related to new channel start-up costs and year 2000 compliance.

  The following table shows the quarterly trend of selling and administrative expense in the last three years. Fourth quarter expense in 2000 was affected adversely by an increase in employee benefit expense.

                                                                                                INCREASE (DECREASE)
                                                         SELLING & ADMINISTRATIVE                 VS. SAME QUARTER
                                                                 EXPENSE                          IN PREVIOUS YEAR
                                                     --------------------------------      ------------------------------
                                                         AMOUNT           PERCENTAGE           AMOUNT          PERCENTAGE
                           QUARTER                   (IN THOUSANDS)        OF SALES        (IN THOUSANDS)        POINTS
                           -------                   --------------      ------------      --------------      ----------
1998  --   1st.....................................      $3,374               8.3%             $(123)             (0.9)%
           2nd.....................................       3,367               8.9               (161)             (0.1)
           3rd.....................................       3,358               8.6                146               0.6
           4th.....................................       3,216               7.7               (252)             (3.0)
1999  --   1st.....................................       3,580               8.0                206              (0.3)
           2nd.....................................       3,620               8.5                253              (0.4)
           3rd.....................................       3,821               8.8                463               0.2
           4th.....................................       3,213               8.9                 (3)              1.2
2000  --   1st.....................................       3,772               8.6                192               0.6
           2nd.....................................       3,812               9.9                192               1.4
           3rd.....................................       3,309               8.5               (512)             (0.3)
           4th.....................................       3,794              11.6                581               2.7

INTEREST EXPENSE

  In 2000, net interest expense increased $243,000 or 17.3% over 1999 due to higher interest rates and additional borrowings to fund the net operating loss and to maximize cash discounts on purchases.

  Interest expense increased $70,000 or 5.2% in 1999 compared to 1998 due to increased average borrowings to finance higher average trade receivables and inventories.

INCOME TAXES

  For information concerning income tax provisions for 2000, 1999 and 1998, as well as information regarding differences between effective tax rates and statutory tax rates, see Note 5 of the Company's financial statements.

EARNINGS PER SHARE

  In 2000, the Company purchased 138,000 shares of its common stock and issued 93,300 shares under the employee stock purchase plan. During 1999, the Company issued 57,400 shares of treasury stock under the Employee Stock Purchase Plan, as discussed in Note 9 of the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

  The Company finances its working capital requirements with a line of credit under which it may borrow up to 85% of eligible receivables. In March 2000, the Company executed a working capital line increase and extension. This new line allows for a maximum borrowing of $24,000,000 and is based on 85% of eligible receivables and 50% of eligible inventory up to $6,000,000. This new line has a term of 3 years. The Company believes this credit facility is adequate to finance its current working capital needs. The Company is reviewing its long-term capital needs. Actual borrowings under lines of credit and the average interest rate were as follows during the past three years:

                                                                                                  WEIGHTED
                                                                                                  AVERAGE    YEAR-END
                                                           AVERAGE       YEAR-END     MAXIMUM     INTEREST   INTEREST
                                                        BORROWINGS(1)   BORROWINGS   BORROWINGS   RATE(2)      RATE
                                                        -------------   ----------   ----------   --------   --------
1998..................................................   12,039,000     14,430,000   15,014,000     8.57       7.75
1999..................................................   14,718,000     16,217,000   19,944,000     8.41       8.50
2000..................................................   16,749,000     21,069,000   21,069,000     9.19       9.50

--------------------------------------------------------------------------------

  Average borrowings in 2000 increased from 1999 as a result of the company's net operating loss and effort to maximize cash discounts on purchases.

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

  Trade receivables decreased $801,000 or 3.5% and decreased $1,109,000 or 4.6% at December 31, 2000 and 1999, respectively, compared to the prior year. Fourth quarter sales in 2000 were lower than the same quarter in 1999 and consequently trade receivables were also lower.

  The following are the number of inventory items carried and average inventory turns for the last three years.

                                                              NUMBER OF    AVERAGE
                                                                ITEMS     INVENTORY
                                                               CARRIED      TURNS
                                                              ---------   ---------
1998........................................................   37,250        5.1
1999........................................................   36,450        5.4
2000........................................................   35,531        4.9

  At December 31, 2000, inventories decreased $687,000 or 3.8% compared to the prior year. This decrease in 2000 is at a rate less than the annual decrease in sales due to lower than average inventory turns. At December 31, 1999 inventories increased $602,000 or 3.4% compared to the prior year. This increase in 1999 is at a rate less than the annual increase in sales due to higher than average inventory turns. Accounts payable at December 31, 2000 decreased $2,480,000 or 12.8% from December 31, 1999 and correlates to the decrease in inventory and prepaid expenses at the end of the year. This is compared to a decrease of $226,000 or 1.2% from December 1999.

  Capital expenditures in 2000 were $1,862,000. Depreciation and amortization for 2000 was $1,302,000.

INTEREST RATE RISK

  The following discussion about the Company's interest rate risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

  The Company's principal credit agreement bears a floating interest rate based on the prime rate or at the Company's option 2 1/2% over LIBOR. The Company's lease with respect to industrial development bonds, issued to finance the Company's principal warehouse distribution facility, bears a floating interest rate based on 92% of the prime rate. Accordingly, the Company is subject to market risk associated with changes in interest rates. At December 31, 2000, $21,069,000 was outstanding under the credit agreement and $809,000 was outstanding under the industrial development lease agreement. For 2000, the average principal amount outstanding under the credit agreement was $16,749,069. Assuming the average amount outstanding under the credit agreement during 2001 is equal to such average amount outstanding during 2000 and assuming the Company makes its scheduled amortization payments on its industrial development lease of $809,000 in 2001, a 1% increase in the applicable interest rate during 2000 would result in additional interest expense of approximately $176,900, which would reduce cash flow and pre-tax earnings dollar for dollar.

  At December 31, 2000 the prime rate was 9.5% and currently it is 8.5%.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
--------------------------------------------------------------------------------

Board of Directors
Moore-Handley, Inc.

  We have audited the accompanying balance sheets of Moore-Handley, Inc. as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moore-Handley, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                  /s/ Ernst & Young LLP

Birmingham, Alabama
February 16, 2001

--------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
For the Years Ended December 31, 2000, 1999 and 1998

                                                      2000           1999           1998
--------------------------------------------------------------------------------------------
Net sales.......................................  $154,065,000   $167,217,000   $159,027,000
Cost of merchandise sold........................   129,908,000    140,310,000    134,704,000
Warehouse and delivery expense..................    10,132,000     10,822,000      9,374,000
                                                  ------------   ------------   ------------
Cost of sales...................................   140,040,000    151,132,000    144,078,000
                                                  ------------   ------------   ------------
Gross profit....................................    14,025,000     16,085,000     14,949,000
Selling and administrative expense..............    14,687,000     14,234,000     13,315,000
                                                  ------------   ------------   ------------
Operating income (loss).........................      (662,000)     1,851,000      1,634,000
Interest expense, net...........................     1,650,000      1,407,000      1,337,000
                                                  ------------   ------------   ------------
Income (loss) before provision for income tax
   (benefit)....................................    (2,312,000)       444,000        297,000
Income tax (benefit)............................      (759,000)       145,000        136,000
                                                  ------------   ------------   ------------
Net income (loss)...............................  $ (1,553,000)  $    299,000   $    161,000
                                                  ============   ============   ============
Per share -- basic and diluted data:
   Net income (loss) per common share...........  $       (.82)  $        .16   $        .09
                                                  ============   ============   ============
   Weighted average common shares outstanding...     1,903,000      1,881,000      1,861,000
                                                  ============   ============   ============

                            See accompanying notes.

--------------------------------------------------------------------------------

                      (This page intentionally left blank)

--------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
For the Years Ended December 31, 2000, 1999 and 1998

                                                                   2000           1999           1998
---------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income (loss)......................................    $(1,553,000)   $   299,000    $   161,000
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation and amortization.....................      1,302,000      1,226,000      1,220,000
          Provision for doubtful accounts...................        300,000        300,000        280,000
          Gain on sale of equipment.........................             --             --       (173,000)
          Deferred income taxes.............................       (565,000)       126,000       (104,000)
          Change in assets and liabilities:
               Trade and other receivables..................        879,000        281,000     (2,240,000)
               Merchandise inventory........................        687,000       (602,000)      (672,000)
               Prepaid expenses.............................        227,000       (154,000)      (159,000)
               Prepaid pension cost.........................         93,000         45,000       (191,000)
               Loan to Officers.............................             --        (60,000)            --
               Accounts payable and accrued expenses........     (2,827,000)      (715,000)     1,851,000
               Refundable or accrued income taxes...........       (223,000)            --        632,000
                                                                -----------    -----------    -----------
               Total adjustments............................       (127,000)       447,000        444,000
                                                                -----------    -----------    -----------
               Net cash provided by (used in) operating
                 activities.................................     (1,680,000)       746,000        605,000
Cash flows from investing activities:
     Capital expenditures...................................     (1,862,000)    (1,462,000)    (1,066,000)
     Proceeds from sale of equipment........................             --             --        297,000
                                                                -----------    -----------    -----------
          Net cash used in investing activities.............     (1,862,000)    (1,462,000)      (769,000)
Cash flows from financing activities:
     Net borrowings (repayments) under bank loans...........      4,852,000      1,787,000             --
     Principal payments under long-term debt................     (1,247,000)    (1,269,000)    (1,214,000)
     Additional long-term borrowings........................             --             --        345,000
     Sale (purchase) of treasury stock......................        (71,000)       122,000             --
                                                                -----------    -----------    -----------
          Net cash provided by (used in) financing
            activities......................................      3,534,000        640,000       (869,000)
                                                                -----------    -----------    -----------
          Net decrease in cash and cash equivalents.........         (8,000)       (76,000)    (1,033,000)
                                                                -----------    -----------    -----------
Cash and cash equivalents at beginning of year..............         46,000        122,000      1,155,000
                                                                -----------    -----------    -----------
Cash and cash equivalents at end of year....................    $    38,000    $    46,000    $   122,000
                                                                ===========    ===========    ===========

               Supplemental Disclosures of Cash Flow Information

                                                                   2000           1999           1998
                                                                   ----           ----           ----
Cash paid (refunded) during the year for:
     Interest...............................................    $ 1,797,000    $ 1,636,000    $ 1,352,000
     Income taxes...........................................    $    26,387    $   250,000    $  (605,000)

                            See accompanying notes.

--------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------
December 31, 2000 and 1999

ASSETS                                                            2000            1999
------------------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents............................    $    38,000    $     46,000
      Trade receivables, net of allowance for doubtful
       accounts of $1,079,000 in 2000 and $1,122,000 in
       1999................................................     22,318,000      23,119,000
      Other receivables....................................      3,283,000       3,661,000
      Merchandise inventory................................     17,622,000      18,309,000
      Prepaid expenses.....................................        312,000         539,000
      Refundable income taxes..............................        223,000              --
      Deferred income taxes................................        615,000         455,000
                                                               -----------    ------------
            Total current assets...........................     44,411,000      46,129,000
Prepaid pension cost.......................................      1,008,000       1,101,000
Property and equipment:
      Land.................................................        718,000         718,000
      Buildings............................................      9,676,000       9,637,000
      Equipment............................................      8,144,000      10,609,000
      Less accumulated depreciation........................     (9,726,000)    (12,716,000)
                                                               -----------    ------------
      Net property and equipment...........................      8,812,000       8,248,000
Deferred charges, net of accumulated amortization of
   $82,000 and $90,000 in 2000 and 1999, respectively......          8,000          12,000
                                                               -----------    ------------

Total assets...............................................    $54,239,000    $ 55,490,000
                                                               ===========    ============

                            See accompanying notes.

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                             2000           1999
----------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable.........................................  $16,927,000    $19,407,000
   Accrued payroll..........................................      464,000        451,000
   Other accrued liabilities................................    1,229,000      1,589,000
   Long-term debt due within one year.......................    1,158,000      1,254,000
                                                              -----------    -----------
            Total current liabilities.......................   19,778,000     22,701,000
Long-term debt, less amount due within one year.............   21,664,000     17,963,000
Deferred income taxes.......................................      671,000      1,076,000

Commitments (Note 4)........................................           --             --

Stockholders equity:
   Common stock, $.10 par value: 10,000,000 shares
     authorized, 2,510,040 shares issued....................      251,000        251,000
   Common stock subscribed, 112,000 shares subscribed.......       11,000         11,000
   Capital in excess of par value...........................   13,166,000     13,166,000
   Retained earnings........................................    1,355,000      3,096,000
   Less:
         Treasury stock, at cost, 691,397 shares and 598,097
           shares in 2000 and 1999, respectively............   (2,363,000)    (2,480,000)
         Common stock subscription receivable...............     (294,000)      (294,000)
                                                              -----------    -----------
Total stockholders' equity..................................   12,126,000     13,750,000
                                                              -----------    -----------
         Total liabilities and stockholders' equity.........  $54,239,000    $55,490,000
                                                              ===========    ===========

                            See accompanying notes.

--------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
For the Years Ended December 31, 2000, 1999 and 1998

                                                               COMMON STOCK                COMMON STOCK SUBSCRIBED
                                                        --------------------------         -----------------------
                                                         SHARES            AMOUNT          SHARES          AMOUNT
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997........................    2,510,040         $251,000              --         $    --
Purchase of shares for treasury.....................           --               --              --              --
Net income (loss)...................................           --               --         112,000          11,000
                                                        ---------         --------         -------         -------
Balance at December 31, 1998........................    2,510,040          251,000         112,000          11,000
Net income..........................................           --               --              --              --
Common stock subscribed.............................           --               --              --              --
                                                        ---------         --------         -------         -------
Balance at December 31, 1999........................    2,510,040          251,000         112,000          11,000
Net Income (loss)...................................           --               --              --              --
Net (sale) Purchases of treasury stock..............           --               --              --              --
                                                        ---------         --------         -------         -------
Balance at December 31, 2000........................    2,510,040         $251,000         112,000         $11,000
                                                        =========         ========         =======         =======

                            See accompanying notes.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

CAPITAL IN                        TREASURY SHARES        COMMON STOCK         TOTAL
 EXCESS OF      RETAINED      -----------------------    SUBSCRIPTIONS    STOCKHOLDERS'
 PAR VALUE      EARNINGS       SHARES       AMOUNT        RECEIVABLE         EQUITY
---------------------------------------------------------------------------------------
$12,883,000    $ 2,665,000     655,497    $(2,631,000)     $      --       $13,168,000
         --        161,000          --             --             --           161,000
    283,000             --          --             --       (294,000)               --
-----------    -----------    --------    -----------      ---------       -----------
 13,166,000      2,826,000     655,497     (2,631,000)      (294,000)       13,329,000
         --        299,000          --             --             --           299,000
         --        (29,000)    (57,400)       151,000             --           122,000
-----------    -----------    --------    -----------      ---------       -----------
13,166,000..     3,096,000     598,097     (2,480,000)      (294,000)       13,750,000
         --     (1,553,000)                        --             --        (1,553,000)
         --       (188,000)     93,300        117,000             --           (71,000)
-----------    -----------    --------    -----------      ---------       -----------
$13,166,000    $ 1,355,000     691,397    $(2,363,000)     $(294,000)      $12,126,000
===========    ===========    ========    ===========      =========       ===========

                            See accompanying notes.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

MOORE-HANDLEY, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. Description of Business and
    Significant Accounting Policies

  The Company is a full-service distributor of plumbing and electrical supplies, power and hand tools, paint and paint sundries, lawn and garden equipment and other hardware and building materials products. The Company services customers throughout the Southeast and includes retail home centers, hardware stores, building materials dealers, paint stores, combination stores, a limited number of mass merchandisers, businesses and institutions.

  Cash and Cash Equivalents

  The Company considers all highly liquid securities with maturity at the time of purchase of three months or less to be cash equivalents.

  Basis of Financial Statements

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Certain Concentrations

  The Company is a wholesaler of hardware and building material products and as such grants credit to its customers, most of whom are independent retailers located in the Southeast. The Company performs periodic credit evaluations of its customers' financial condition and obtains personal guarantees and/or security interests where it deems necessary.

  As of December 31, 2000, the Company employed 410 persons of whom 192 are subject to a collective bargaining agreement expiring in December 2001.

  Merchandise Inventory

  Merchandise inventory is stated at the lower of weighted average cost or market.

  Property and Equipment

  Property and equipment is stated at cost and depreciation is computed using the straight-line method over estimated useful lives as follows:

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

  Income or Loss per Common Share

  Basic net income or loss per share is computed using the weighted average number of common shares outstanding. Diluted net income or loss per share is computed using the weighted average number of common shares outstanding plus the effect of dilutive employee stock options.

  Revenue and Expense Recognition

  The Company recognizes revenues when goods are shipped and recognizes expenses when incurred. Any shared costs with its suppliers such as advertising and promotional items are offset against the specific expense.

  Derivative Instruments and Hedging Activities

  In 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, delaying the effective date in 1999 to years beginning after June 15, 2000. FASB Statement 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects to adopt Statement 133 effective after

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

December 31, 2000, and believes that this statement will not have a significant impact on the Company's financial statements.

2. Loans to Officers

  In 1999, the Company loaned an officer $60,000. This loan bears interest at the average of the prime lending rate during the previous year, and the officer is required to make scheduled principal and interest payments each April 1 over the term of the loan. This note is due and payable in full in April 2004. The principal balance outstanding as of December 31, 2000 was $57,481.

3. Long-Term Debt

  Long-term debt at December 31, 2000 and 1999 includes industrial development bonds, obligations under capital leases financing transportation equipment, a term loan and a revolving line of credit all of which approximates fair value.

  The Company is a party to lease agreements with an industrial development board, which are being accounted for as asset purchases. Under the agreements, industrial development bonds were issued and the proceeds used to purchase land of $534,000 and building and equipment of $8,881,000. The Company has an unconditional obligation to pay the principal and interest at 92% of the prime rate on the bonds and has options to purchase the property for a nominal cost at the expiration of the lease. The outstanding balance of these bonds as of December 31, 2000 and 1999 was $809,000 and $1,637,000, respectively. At December 31, 2000 and 1999, the prime rate was 9.5% and 8.5%, respectively.

  The Company has financed the purchase of certain transportation and computer equipment with leases. The leases, which include interest, are being accounted for as capital leases. The outstanding balance of these capital leases at December 31, 2000 and 1999 were $196,000 and $63,000, respectively. Annual installments of principal on these capital leases decrease from approximately $133,000 in 2000 to $63,000 in 2001. The amortization expense relating to these leases is combined with depreciation expense.

  All existing capital leases will be paid in full during 2001.

  The assets purchased under capital leases include:

                                 2000          1999
                              -----------   -----------
Land, building and
  equipment.................  $10,052,000   $10,052,000
Less accumulated
  amortization..............   (5,863,000)   (5,557,000)
                              -----------   -----------
  Net land, building and
     equipment..............  $ 4,189,000   $ 4,495,000
                              ===========   ===========

  The Company has financed a $2,000,000 warehouse modernization program with a term loan payable in equal monthly principal payments through January 2004, together with interest at 8.25%. The outstanding balance of this term loan as of December 31, 2000 and 1999, was $881,000 and $1,167,000 respectively.

  In March 2000, the Company executed an extension of a credit agreement, under which it may borrow up to 85% of eligible receivables up to a maximum of $24,000,000, of which $21,069,000 was outstanding at December 31, 2000. The borrowings bear interest at the prime interest rate or, at the Company's option, 2 1/2% over LIBOR, and are secured by the Company's trade receivables. The Company is charged a commitment fee of 1/4% on the unused portion of the line of credit. The new line is secured with 50% of eligible inventory up to $6,000,000. The new line becomes annually renewable in August 2002.

  Maturity of long-term debt is as follows:

2001............................  $ 1,158,000
2002............................   21,354,000
2003............................      286,000
2004............................       24,000
2005............................           --

  Interest expense on long-term debt bank loans and capital lease obligations for the years ended December 31, 2000, 1999 and 1998 was $1,650,000, $1,555,000
and $1,419,000, respectively.

4. Commitments

  Total future rental payments under non-cancelable operating leases that expire in 2005 are $3,225,000. Annual rentals for the remainder of the lease terms are as follows:

2001..............................  $  953,000
2002..............................     787,000
2003..............................     497,000
2004..............................     494,000
2005..............................     494,000
                                    ----------
                                    $3,225,000
                                    ==========

  Rental expense was $1,082,000, $1,107,000 and $780,000 in 2000, 1999 and 1998,
respectively.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

5. Income Tax

  The provision for income tax expense (benefit) consists of the following:

                          2000        1999       1998
                        ---------   --------   --------
Current:
  Federal.............  $(194,000)  $ 20,000   $240,000
  State...............         --         --         --
Deferred..............   (565,000)   125,000   (104,000)
                        ---------   --------   --------
                        $(759,000)  $145,000   $136,000
                        =========   ========   ========

  Net operating loss carryforward (NOLs) are available to offset future earnings within the time periods specified by law. At December 30, 2000, the Company had federal NOLs of approximately $1,164,000 expiring in 2020.
  The deferred income tax assets and liabilities are reflected in the balance sheets as follows:

                                              2000          1999
                                           ----------    ----------
Deferred Tax Assets:
  Accrued vacation.......................  $  109,000    $   62,000
  Allowance for doubtful accounts........     398,000       417,000
  Accrued Health Insurance Costs.........      52,000            --
  NOL Carryforward -- federal............     396,000            --
  Reserve for write-down of excess
    inventory............................     160,000        71,000
                                           ----------    ----------
                                            1,115,000       550,000
Deferred Tax Liabilities:
  Depreciation...........................     747,000       739,000
  Provision for pension expenses.........     372,000       337,000
  Inventory costs capitalized for tax
    purposes.............................      52,000        95,000
                                           ----------    ----------
                                            1,171,000     1,171,000
                                           ----------    ----------
Net liability............................  $   56,000    $  621,000
                                           ==========    ==========

  The provision for income taxes (benefit) differs from the statutory federal income tax rate as a result of the following:

                                               PERCENT OF PRE-TAX
                                                     INCOME
                                               ------------------
                                               2000   1999   1998
                                               ----   ----   ----
Statutory U. S. income tax rate..............  (34)%   34%    34%
Increase in rates resulting from:
  State income taxes -- net of federal
    benefit..................................   --     --     --
  Non-deductible meals and entertainment.....    1     11      8
Section 170 (e) (3) deduction................   --    (15)    --
Other non-deductible items...................           3      4
                                               ---    ---     --
Effective income tax rate....................  (33)%   33%    46%
                                               ===    ===     ==

6. Pension Plan

  The Company has two trusteed, noncontributory, qualified defined benefit pension plans covering substantially all employees of the Company. Retirement benefits are provided based on employees' years of service and earnings. Contributions to the pension plans are based on the amount necessary to fund the net periodic pension cost. Contributions are limited to the amount that can be currently deducted for federal income tax purposes and are based on the amount necessary to fund the minimum level required by the Employee Retirement Income Security Act of 1974.

  The Company's net periodic pension cost for the last three years included the following components:

                                     2000        1999        1998
                                   ---------   ---------   ---------
Service cost -- benefits earned
  during the period..............  $ 336,000   $ 315,000   $ 290,000
Interest cost on projected
  benefit obligation.............    462,000     469,000     432,000
Expected return on assets........   (507,000)   (528,000)   (457,000)
Net amortization and deferral....    119,000     119,000     119,000
                                   ---------   ---------   ---------
Net periodic pension cost........  $ 410,000   $ 375,000   $ 384,000
                                   =========   =========   =========

  The following table sets forth benefit obligations, the assets and liabilities of the plans and the amount of the net prepaid pension cost recognized in the Company's balance sheets as of December 31, 2000 and 1999.

                                                2000         1999
                                             ----------   ----------
Change in benefit obligation:
  Benefit obligation at beginning of
    year...................................  $7,039,000   $6,796,000
  Service costs............................     336,000      315,000
  Interest costs...........................     462,000      469,000
  Actuarial loss...........................     111,000           --
  Benefits paid............................    (651,000)    (541,000)
                                             ----------   ----------
  Benefit obligation at end of year........  $7,297,000   $7,039,000
                                             ==========   ==========
Change in plan assets:
  Fair value of plan assets at beginning of
    year...................................  $7,537,000   $7,405,000
  Actual return on plan assets.............     457,000      333,000
  Company contributions....................     317,000      340,000
  Benefits paid............................    (651,000)    (541,000)
                                             ----------   ----------
  Fair value of assets at end of year......  $7,660,000   $7,537,000
                                             ==========   ==========
  Funded status of plan....................  $  363,000   $  498,000
  Unrecognized obligations at transition...      37,000      146,000
  Unrecognized net actuarial loss..........     534,000      372,000
  Unrecognized prior service cost..........      74,000       85,000
                                             ----------   ----------
  Prepaid pension cost.....................  $1,008,000   $1,101,000
                                             ==========   ==========

  The assumed rates used to measure the projected benefit obligations and the expected earnings on plan assets at December 31 for the last three years were:

Weighted average discount rate.................   7%
Long-term rate of return on assets.............   7%
Increase in future compensation levels.........   4%

  The Company has 401(k) savings plans covering substantially all employees. Contributions by the Company are discretionary and no contributions were made in 2000, 1999 or 1998.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

7. Segment Reporting

  The Company operates in one business segment. Revenues from products are as follows:

                                  2000           1999           1998
                              ------------   ------------   ------------
Electrical and plumbing
  supplies..................  $ 34,819,000   $ 35,450,000   $ 35,622,000
Home center products
  (including lawn and garden
  equipment, paint and
  accessories...............    33,278,000     37,457,000     34,986,000
Building supplies (including
  aluminum windows and
  doors, roofing products
  and lumber)...............    35,743,000     41,135,000     40,711,000
General and shelf hardware
  (including power and hand
  tools, lock sets and wire
  products).................    50,225,000     53,175,000     47,708,000
                              ------------   ------------   ------------
                              $154,065,000   $167,217,000   $159,027,000
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

  Pro forma information regarding net income and earnings per share is required by FASB Statement 123, Accounting for Stock-Based Compensation ("Statement 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998; risk-free interest rate of 6.1%, 7% and 7%, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .28, .31 and .33, respectively; a weighted-average expected life of the option of 10.0, 10.0 and 4.0 years; and a weighted average grant date fair value of options granted of $.69, $1.10 and $.95, respectively.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                      2000         1999       1998
                                   -----------   --------   --------
Pro forma net Income (loss)......  $(1,617,000)  $251,000   $101,000
                                   ===========   ========   ========
Pro forma net Income (loss) per
  share -- basic and diluted.....  $      (.85)  $    .13   $    .05
                                   ===========   ========   ========

  The effect of Statement 123 on pro forma net income or loss in 2000, 1999 and 1998 is not likely to be representative of the effects on pro forma net income or loss in future years.

  As of December 31, 2000 the following options have been granted under this plan:

     A. Options to officers for 80,000 shares at $3.75 per share (market value at date of grant) exercisable through April 2001 in four equal annual installments beginning April 12, 1992. Options for 40,000 shares were forfeited in 1997 and 30,000 shares have been exercised.

     B. Options to Independent Directors for 12,000 shares at $5.00 per share (canceled in 1998); 4,000 shares at $4.75 per share; 4,000 shares at $4.875 per share; 4,000 at $3.50 per share; 4,000 at $3.375 per share; 4,000 at $2.438 per share and 4,000 at $1.875 per share (market value at date of grant) exercisable through October 2009.

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

     F. Options to Officers for 125,000 shares were granted in 1997 at $2.375 to $3.267 per share (market value at date of grant), of these, 50,000 have been

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

  cancelled. The remaining options are exercisable through 2007 in five equal installments beginning in 1998. These options have a weighted average exercise price of approximately $3.267.

     G. Options to Officers and employees for 40,000 shares were granted in 1998 at $1.875 to $2.532 per share (market value at date of grant), of these, 15,000 have been cancelled. The remaining options are exercisable through 2008 in five equal installments beginning in 1999. These options have a weighted average exercise price of $1.875.

9. Common Stock Subscriptions Receivable

  During 1998, the stockholders approved the Employee Stock Purchase Plan (the "Plan"). The Plan is designed to encourage and facilitate stock ownership by employees by providing a continued opportunity to purchase Common Stock, generally through voluntary after-tax payroll deductions. The price per share of the Common Stock shall be 85% of the fair market value on the date of the grant of the option for the qualified stock purchases and shall not be less than 100% of the fair market value on the date of the grant of the option for the non-qualified stock options. During 2000, 93,300 shares were issued under this Plan, compared to 57,400 shares in 1999.

  In connection with the Employee Stock Purchase Plan formed in 1998, certain individuals issued three-year promissory notes to the Company whereby the individuals are obligated to pay annual interest of 8.5% and a balloon principal payment no later than June 30, 2001. These notes are secured by related shares of common stock.

10. Earnings Per Share

  Basic and diluted earnings per share were the same for 2000, 1999 and 1998. The numerator for basic and diluted earnings per share includes net income
(loss) of ($1,553,000), $299,000 and $161,000 for 2000, 1999 and 1998,
respectively. The denominator for diluted earnings per share includes weighted average common shares outstanding of 1,903,000, 1,883,000 and 1,863,000 for 2000, 1999 and 1998, respectively. The denominator for basic earnings per share includes weighted average common shares outstanding of 1,903,000, 1,881,000 and 1,861,000 for 2000, 1999 and 1998, respectively.

--------------------------------------------------------------------------------

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MOORE-HANDLEY, INC.

                                            By:       /s/ GARY SMITH
                                              ----------------------------------
                                                          Gary Smith
                                                   Chief Financial Officer
                                                  (Principal Accounting and
                                                       Financial Officer)

March 30, 2001

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

                      SIGNATURE                                           CAPACITY                           DATE
                      ---------                                           --------                           ----
                  /s/ WILLIAM RILEY                    Chairman of the Board, Director and Chief        March 30, 2001
-----------------------------------------------------    Executive Officer
                    William Riley

              /s/ PIERCE E. MARKS, JR.                 Director                                         March 30, 2001
-----------------------------------------------------
                Pierce E. Marks, Jr.

                /s/ MICHAEL J. GAINES                  President and Chief Operating Officer            March 30, 2001
-----------------------------------------------------
                  Michael J. Gaines

                   /s/ GARY SMITH                      Chief Financial Officer                          March 30, 2001
-----------------------------------------------------
                     Gary Smith

                /s/ MICHAEL B. STUBBS                  Director                                         March 30, 2001
-----------------------------------------------------
                  Michael B. Stubbs

                 /s/ MICHAEL PALMER                    Director                                         March 30, 2001
-----------------------------------------------------
                   Michael Palmer

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

--------------------------------------------------------------------------------
 28