Form 10-Q
period 2001-03-31
MOORE HANDLEY INC /DE/
filed 2001-05-08
CIK 788951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                [ ] FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

               Transition Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                For the transition period from         to
                                               -------    -------

                         COMMISSION FILE NUMBER 0-14324
                                                -------

                               MOORE-HANDLEY, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                 63-0819773
         -------------------------------                 -------------------
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation of organization)                 Identification No.)

         3140 PELHAM PARKWAY, PELHAM, ALABAMA                   35124
       ----------------------------------------             -------------
       (Address of principal executive offices)               (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $.10 par value                     1,808,443 Shares
     ----------------------------               -----------------------------
                Class                           Outstanding at March 31, 2001

                               MOORE-HANDLEY, INC.
                                      INDEX

Item No.                                                                      Page No.
--------                                                                      --------
PART I. FINANCIAL INFORMATION - UNAUDITED

1. Balance Sheets -
    March 31, 2001 and 2000 and December 31, 2000                                  3

   Statements of Operations -
    Three Months Ended March 31, 2001 and 2000                                     4

   Statements of Cash Flows -
    Three Months Ended March 31, 2001 and 2000                                     5

   Notes to Financial Statements                                                   6

2. Management's Discussion and Analysis
    of Financial Condition and Results of Operations                            7-10

3. Quantitative and Qualitative Disclosures About Market Risk
   (The information required by this item is contained in "Management's
   Discussion and Analysis of Financial Condition and Results of
   Operations.")                                                                  10

PART II. OTHER INFORMATION

4. Submission of Matters to a Vote of Security Holders                            11

6. Exhibits and Reports on Form 8-K                                               11

   Signatures                                                                     12

                               MOORE-HANDLEY, INC.
                                 BALANCE SHEETS
                  MARCH 31, 2001 AND 2000 AND DECEMBER 31, 2000

                                                                             MARCH 31                          DECEMBER 31
                                                                 -----------------------------------           ------------
                                                                     2001                   2000                   2000
                                                                 ------------           ------------           ------------
                                                                 (unaudited)            (unaudited)              (Note 1)
ASSETS:
Current Assets:
    Cash and cash equivalents                                    $     65,000           $     77,000           $     38,000
    Trade receivables, net                                         26,771,000             29,148,000             22,318,000
    Other receivables                                               3,924,000              4,362,000              3,283,000
    Merchandise inventory                                          19,486,000             17,574,000             17,622,000
    Prepaid expenses                                                  169,000                535,000                312,000
    Refundable income tax                                              82,000                     --                223,000
    Deferred income taxes                                             615,000                456,000                615,000
                                                                 ------------           ------------           ------------
       Total current assets                                        51,112,000             52,152,000             44,411,000

Prepaid pension cost                                                  919,000              1,104,000              1,008,000

Property and Equipment                                             18,620,000             21,336,000             18,538,000
    Less accumulated depreciation                                 (10,038,000)           (13,060,000)            (9,726,000)
                                                                 ------------           ------------           ------------
       Net property and equipment                                   8,582,000              8,276,000              8,812,000

Deferred charges, net                                                   7,000                 10,000                  8,000
                                                                 ------------           ------------           ------------

                                                                 $ 60,620,000           $ 61,542,000           $ 54,239,000
                                                                 ============           ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                             $ 23,819,000           $ 24,706,000           $ 16,927,000
    Accrued Payroll                                                   417,000                369,000                464,000
    Other accrued liabilities                                       1,350,000              2,482,000              1,229,000
    Long-term debt due in one year                                  1,158,000              1,253,000              1,158,000
                                                                 ------------           ------------           ------------
       Total current liabilities                                   26,744,000             28,810,000             19,778,000

Long-term debt                                                     20,832,000             17,835,000             21,664,000
Deferred income taxes                                                 671,000              1,076,000                671,000

Stockholders' equity:
    Common stock, $.10 par value;
       10,000,000 shares authorized,
       2,510,000 shares issued                                        251,000                251,000                251,000
    Other stockholders' equity                                     12,122,000             13,570,000             11,875,000
                                                                 ------------           ------------           ------------
       Total stockholders' equity                                  12,373,000             13,821,000             12,126,000
                                                                 ------------           ------------           ------------

                                                                 $ 60,620,000           $ 61,542,000           $ 54,239,000
                                                                 ============           ============           ============

                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31
                                                         ---------------------------------
                                                             2001                 2000
                                                         ------------         ------------
Net Sales                                                $ 39,402,000         $ 43,755,000

Cost of merchandise sold                                   33,012,000           36,839,000
Warehouse and delivery expense                              2,297,000            2,656,000
                                                         ------------         ------------
Cost of sales                                              35,309,000           39,495,000
                                                         ------------         ------------

Gross Profit                                                4,093,000            4,260,000
Selling and administrative expense                          3,267,000            3,772,000
                                                         ------------         ------------
Operating Income                                              826,000              488,000
Interest expense, net                                         434,000              373,000
                                                         ------------         ------------
Income before income tax                                      392,000              115,000
Income tax                                                    142,000               44,000
                                                         ------------         ------------
Net income                                               $    250,000         $     71,000
                                                         ============         ============

Net income per common share - basic and diluted          $       0.14         $       0.04
                                                         ============         ============
Weighted average common shares outstanding                  1,814,000            1,933,000
                                                         ============         ============

                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                             STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                                                                          THREE MONTHS
                                                                         ENDED MARCH 31
                                                                   2001                  2000
                                                               ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                 $    250,000          $     71,000
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation and amortization                               313,000               347,000
        Provision for doubtful accounts                              75,000                75,000
        Gain on sale of equipment                                        --               (16,000)
        Change in assets and liabilities:
          Trade and other receivables                            (5,169,000)           (6,805,000)
          Merchandise inventory                                  (1,864,000)              735,000
          Accounts payable and accrued expenses                   6,966,000             6,110,000
          Other assets                                              370,000                    --
                                                               ------------          ------------
          Total Adjustments                                         691,000               446,000
                                                               ------------          ------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES               941,000               517,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                            (82,000)             (373,000)
    Proceeds from sale of equipment                                      --                16,000
                                                               ------------          ------------
        NET CASH USED IN INVESTING ACTIVITIES                       (82,000)             (357,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments under bank loans                                (518,000)                   --
    Principal payments under long-term debt                        (314,000)             (129,000)
                                                               ------------          ------------
        NET CASH USED IN FINANCING ACTIVITIES                      (832,000)             (129,000)
                                                               ------------          ------------

Net increase in cash and cash equivalents                            27,000                31,000

Cash Equivalents at beginning of period                              38,000                46,000
                                                               ------------          ------------
                                                               $     65,000          $     77,000
                                                               ============          ============

                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (INFORMATION PERTAINING TO THE THREE MONTHS
                   ENDED MARCH 31, 2001 AND 2000 IS UNAUDITED)

1.       BASIS OF PRESENTATION

         The financial statements included herein have been prepared by Moore-Handley, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission on March 30, 2001.

         The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

2.       INCOME PER COMMON SHARE

         Basic net income per share is based on the weighted average number of common shares outstanding and net income. Diluted net income per share is based on the weighted average number of common shares outstanding plus the effect of dilutive employee stock options and net income. Basic and diluted earnings per share were the same for the first quarter of 2001 and 2000.

3.       REVENUE RECOGNITION

         The Company recognizes revenues when goods are shipped.

4.       DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES

         As of January 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. As of and since the adoption of FASB 133, the Company has not entered into any derivative instruments, as defined in the statement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

SUMMARY

         Net sales for the quarter ended March 31, 2001, decreased $4,353,000 or 9.9% from the same quarter in 2000. Net income is 14 cents per share on 1,814,000 average common shares outstanding compared to 4 cents per share on 1,933,000 average common shares outstanding as of March 31, 2000. Although gross margin decreased by $526,000 in the first quarter of 2001 over the same period in 2000, gross margin as a percentage of sales increased by 0.4%. Despite the decrease in net sales and gross margin dollars, net income improved $179,000 on a quarter to quarter basis due to a decrease in operating expenses and increases in vendor allowances and gross margin rate as a percentage of sales.

NET SALES

         Net sales decreased $4,353,000 or 9.9% compared to the three months ended March 31, 2000. While the Company has experienced softness in sales in its core business, the Company is making a concerted effort to develop new business utilizing new distribution channels.

Gross margins on direct shipments are lower than gross margins on warehouse shipments; however, expenses related to direct shipments are also lower. Although factory direct shipments result in lower over all gross margin percentages, the Company believes that direct shipments are an important part of its business as a full-service wholesale distributor.

The following table sets forth the trend in net sales for 2000 and the first quarter of 2001:

                                                                                       Increase (Decrease)
                                                                                         vs. Same Quarter
                                                                         Net Sales       in Previous Year
                                                                      --------------   -------------------
                                                                          Amount              Amount            Percent
                                                                      (in thousands)      (in thousands)         Change
                                                                      --------------      --------------        -------
                Quarter
         2000 - 1st...................................                    43,755                (908)            (2.0)
                2nd...................................                    38,642              (4,062)            (9.6)
                3rd...................................                    38,903              (4,663)           (10.7)
                4th...................................                    32,765              (3,518)            (9.7)

         2001 - 1st...................................                    39,402              (4,353)            (9.9)

OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                            Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                          2001            2000
                                                         ------          ------
         Net Sales                                        100.0%          100.0%
                                                         ======          ======
         Gross margin                                      16.2            15.8
         Warehouse and delivery expense                     5.8             6.1
                                                         ------          ------
         Gross profit                                      10.4             9.7
         Selling and administrative expenses                8.3             8.6
                                                         ------          ------
         Operating income                                   2.1             1.1
         Interest expense, net                              1.1             0.9
                                                         ------          ------
         Income before provision for income tax             1.0%            0.2%
                                                         ======          ======

GROSS MARGIN

         The gross margin percentage for the quarter ended March 31, 2001 was 16.2%, up from 15.8% in the first quarter of 2000.

         The following table sets forth the gross margin dollars, gross margin percentages and year-over-year changes for 2000 and the first quarter of 2001:

                                                                                                    Increase (Decrease)
                                                                                                      vs. Same Quarter
                                                                      Gross Margin                    in Previous Year
                                                              ----------------------------       -----------------------------
                                                                  Amount         Percentage          Amount         Percentage
                                                              (in thousands)      of Sales       (in thousands)       Points
                                                              -------------      ----------      --------------     ----------
                Quarter
         2000 - 1st...................................           $ 6,916            15.8%           $   460             1.3%
                2nd...................................             6,506            16.8               (320)            0.8
                3rd...................................             6,101            15.7               (831)           (0.2)
                4th...................................             4,634            14.1             (2,059)           (4.3)

         2001 - 1st...................................             6,390            16.2               (526)            0.4


WAREHOUSE AND DELIVERY EXPENSE

         As a percentage of warehouse shipments, warehouse and delivery expense decreased to 8.9% in the first quarter of 2001 from 9.2% in the same quarter last year.

         The following table sets forth the trend in warehouse and delivery expense in 2000 and the first quarter of 2001:

                                                                                                       Increase (Decrease)
                                                                    Warehouse and Delivery              vs. Same Quarter
                                                                            Expense                     in Previous Year
                                                                  --------------------------      ------------------------------
                                                                                  Percent of
                                                                      Amount       Warehouse          Amount          Percentage
                                                                  (in thousands)   Shipments      (in thousands)        Points
                                                                  --------------  ----------      --------------      ----------
                Quarter
         2000 - 1st........................................          $ 2,656          9.2%           $  (37)            (0.4)%
                2nd........................................            2,546          9.6              (309)            (0.4)
                3rd........................................            2,451          9.6              (351)            (0.3)
                4th........................................            2,479         10.9                 7              2.3

         2001 - 1st........................................            2,297          8.9              (359)            (0.3)

SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expense for the first quarter of 2001 decreased by $505,000 or 13.4% over the same period in 2000.

The following table sets forth the quarterly trend in selling and administrative expense in 2000 and the first quarter of 2001:

                                                                                                         Increase (Decrease)
                                                                    Selling and Administrative            vs. Same Quarter
                                                                             Expense                      in Previous Year
                                                                   ---------------------------     ------------------------------
                                                                                   Percent of
                                                                       Amount       Warehouse          Amount          Percentage
                                                                   (in thousands)   Shipments      (in thousands)        Points
                                                                   --------------  ----------      --------------      ----------
                Quarter
         2000 - 1st........................................           $ 3,772          8.6%            $ 192              0.6%
                2nd........................................             3,812          9.9               192              1.4
                3rd........................................             3,309          8.5              (512)            (0.3)
                4th........................................             3,794         11.6               581              2.7

         2001 - 1st........................................             3,267          8.3              (505)            (0.3)

INTEREST EXPENSE

         Interest expense increased $61,000 or 16.3% during the first quarter of 2001 compared to the same period during 2000. The increase was primarily due to increased average borrowings to finance higher average inventories. Interest-sensitive borrowings increased $3,284,000 or 18.4% during the first quarter 2001 compared to the same period in 2000. Interest on the Company's working capital line of credit is charged at the prime rate that averaged 8.8% during the first quarter of 2001 and 8.6% during the same period in 2000. Net trade receivables decreased during the first quarter 2001 by $2,377,000 or 8.2% compared to the first quarter 2000 while inventory levels have increased $1,912,000 or 10.9% compared to the first quarter in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         From December 31, 2000 to March 31, 2001, the Company's net trade receivables increased by $4,453,000 or 20.0%. The increase was primarily due to the February Dealers' Mart. Net trade receivables decreased $2,377,000 or 8.2% compared to March 31, 2000. The decrease is in direct correlation to the percentage decrease in net sales.

         Inventories increased by $1,864,000 or 10.6% in the three months ended March 31, 2001 compared with December 31, 2000. Inventories increased $1,912,000 or 10.9% compared to March 31, 2000. The increase in inventories can be attributed to the support of new distribution channels and the February Dealers' Mart. The Company continues its efforts to manage and control inventory levels while maintaining its high "fill rate" (the percentage of items shipped within 48 hours of the receipt of an order) on customer orders.

         Trade payables increased $6,892,000 or 40.7% from December 31, 2000 because of extended terms received from suppliers in connection with the February Dealers' Mart and higher inventory levels. Trade payables decreased $887,000 or 3.6% compared to March 31, 2000.

         At March 31, 2001, the Company had unused lines of credit of $3,449,000. In March 2000, the Company executed a working capital line increase and extension. This new line allows for a maximum borrowing of $24,000,000 and, in addition to 85% of eligible receivables, it is secured with 50% of eligible inventory up to $6,000,000. This new line becomes annually renewable in August 2002. The Company believes this credit facility is adequate to finance its working capital needs.

INTEREST RATE  RISK

         The following discussion about the Company's interest rate risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

         The Company's principal credit agreement bears a floating interest rate based on the prime rate or at the Company's option a 2 1/2% over LIBOR. The Company's lease with respect to industrial development bonds, issued to finance the Company's principal warehouse distribution facility, bears a floating interest rate based on 92% of the prime rate. Accordingly, the Company is subject to market risk associated with changes in interest rates. At March 31, 2001, $20,551,000 was outstanding under the credit agreement and $589,000 was outstanding under the industrial development lease agreement. For 2000, the average principal amount outstanding under the credit agreement was $16,749,000. Assuming the average amount outstanding under the credit agreement during 2001 is equal to such average amount outstanding during 2000 and assuming the Company makes its scheduled amortization payments on its industrial development lease of $589,000 in 2001, a 1% increase in the applicable interest rate during 2001 would result in additional interest expense of approximately $173,000, which would reduce cash flow and pre-tax earnings dollar for dollar.

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

         - the Company's ability to achieve projected cost savings from its warehouse modernization and ongoing cost reduction efforts;

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the Registrant was held on Thursday, April 26, 2001 at 10:00 a.m. At the meeting, Messrs. William Riley, Pierce E. Marks, Jr., Michael B. Stubbs, Michael Palmer and Michael Gaines were elected as directors of the Registrant.

         The following table sets forth the distribution of votes cast with regard to each of the nominees:

                               Votes Cast                   Votes
Nominee                       for Nominee                 Withheld
-------                       -----------                 --------
William Riley                  1,451,592                   61,100
                               ---------                   ------

Pierce E. Marks, Jr.           1,451,592                   61,100
                               ---------                   ------

Michael B. Stubbs              1,451,292                   61,400
                               ---------                   ------

Michael Palmer                 1,451,292                   61,400
                               ---------                   ------

Michael Gaines                 1,450,692                   62,000
                               ---------                   ------

         Also at the meeting, the proposed Moore-Handley , Inc. 2001 Stock Incentive Compensation Plan was approved. The following table sets forth the distribution of votes cast with regard to the proposal:


                              Number of
                                Votes
                              ---------
For                            762,915

Against                         80,869

Abstain                          5,700

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 3(a) - Restated Certificate of Incorporation of Company, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,

                  3(a)-1 - Amendment to Restated Certificate of Incorporation dated May 7, 1987, filed as Exhibit 3(a)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,

                  3(b) - By-Laws of the Company, filed as Exhibit 3(d) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference,

                  3(b)-1 - Article VII of By-Laws of the Company, as amended May 7, 1987 filed as Exhibit 3(b)-1 to the Company's Annual

                  Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,


         (b) There were no reports on Form 8-K filed by the Company during the three-month period ended March 31, 2001.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        MOORE-HANDLEY, INC.
                                                      -----------------------
                                                            (Registrant)

                           Date: May 7, 2001           /s/ Michael J. Gaines
                                                      -----------------------
                                                         Michael J. Gaines
                                                          President and
                                                      Chief Operating Officer

                                                          /s/ Judi Watson
                                                      -----------------------
                                                            Judi Watson
                                                             Treasurer

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

         3        (b)          By-laws of the Company, filed as Exhibit 3(d) to the Company's
                               Registration Statement on Form S-1 (Reg. No. 33-3302) and
                               incorporated herein by reference.

         3        (b)-1        Article VII of By-laws of the Company, as amended May 7, 1987 filed as Exhibit 3(b)-1 to the Company's Annual Report on Form
                               10-K for the year ended December 31, 2987 and incorporated herein by reference.

