Form 10-Q
period 2001-06-30
MOORE HANDLEY INC /DE/
filed 2001-07-31
CIK 788951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                [ ] FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

               Transition Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                For the transition period from _______ to _______

                         COMMISSION FILE NUMBER 0-14324
                                                -------

                               MOORE-HANDLEY, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       63-0819773
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation of organization)                       Identification No.)

   3140 PELHAM PARKWAY, PELHAM, ALABAMA                           35124
-----------------------------------------                     -------------
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

                                Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.10 par value                          1,800,943 Shares
-----------------------------                    -----------------------------
          Class                                  Outstanding at June 30, 2001

                               MOORE-HANDLEY, INC.
                                      INDEX


         Item No.                                                                            Page No.
         --------                                                                            --------

         PART I.  FINANCIAL INFORMATION - UNAUDITED

1.       Condensed Balance Sheets -
              June 30, 2001 and 2000 and December 31, 2000                                        3

         Statements of Operations -
              Three Months and Six Months Ended June 30, 2001 and 2000                            4

         Statements of Cash Flows -
              Six Months Ended June 30, 2001 and 2000                                             5

         Notes to Financial Statements                                                            6

2.       Management's Discussion and Analysis
                   Of Financial Condition and Results of Operations                            7-11

3.       Quantitative and Qualitative Disclosures About Market Risk
              (The information required by this item is contained in "Management's
              Discussion and Analysis of Financial Condition and Results of
              Operations.")                                                                   10-11

         PART II.  OTHER INFORMATION

4.     Submission of Matters to a Vote of Security Holders                                       11

6.     Exhibits and Reports on Form 8-K                                                          12

                 Signatures                                                                      12

                 Exhibit Index                                                                   13

                               MOORE-HANDLEY, INC.
                            CONDENSED BALANCE SHEETS
                  JUNE 30, 2001 AND 2000 AND DECEMBER 31, 2000



                                                        JUNE 30                       DECEMBER 31
                                             ------------------------------------------------------
                                                2001                2000                    2000
                                             ------------         ------------         ------------
                                              (unaudited)          (unaudited)            (Note 1)
ASSETS:
Current assets:
    Cash and cash equivalents                $     54,000         $    104,000         $     38,000
    Trade receivables, net                     23,769,000           25,074,000           22,318,000
    Other receivables                           4,820,000            4,046,000            3,283,000
    Merchandise inventory                      17,562,000           16,492,000           17,622,000
    Prepaid expenses                              167,000              599,000              312,000
    Refundable income tax                              --                   --              223,000
    Deferred income taxes                         615,000              456,000              615,000
                                             ------------         ------------         ------------
       Total current assets                    46,987,000           46,771,000           44,411,000

Prepaid pension cost                              905,000            1,078,000            1,008,000

Property and equipment                         18,692,000           21,708,000           18,538,000
    Less accumulated depreciation             (10,304,000)         (13,405,000)          (9,726,000)
                                             ------------         ------------         ------------
       Net property and equipment               8,388,000            8,303,000            8,812,000

Deferred charges, net                               7,000                8,000                8,000
                                             ------------         ------------         ------------

                                             $ 56,287,000         $ 56,160,000         $ 54,239,000
                                             ============         ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Accounts payable                         $ 20,328,000         $ 19,526,000         $ 16,927,000
    Accrued payroll                               523,000              473,000              464,000
    Other accrued liabilities                   1,844,000            1,757,000            1,229,000
    Long-term debt due in one year              1,158,000            1,253,000            1,158,000
                                             ------------         ------------         ------------
       Total current liabilities               23,853,000           23,009,000           19,778,000

Long-term debt                                 19,143,000           18,401,000           21,664,000
Deferred income taxes                             671,000            1,076,000              671,000

Stockholders' equity:
    Common stock, $.10 par value;
       10,000,000 shares authorized,
       2,510,000 shares issued                    251,000              251,000              251,000
    Other stockholders' equity                 12,369,000           13,423,000           11,875,000
                                             ------------         ------------         ------------
       Total stockholders' equity              12,620,000           13,674,000           12,126,000
                                             ------------         ------------         ------------
                                             $ 56,287,000         $ 56,160,000         $ 54,239,000
                                             ============         ============         ============

                             See accompanying notes.

                           MOORE-HANDLEY, INC.
                         STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                                                 THREE MONTHS                             SIX MONTHS
                                                                 ENDED JUNE 30                           ENDED JUNE 30
                                                       -------------------------------         -------------------------------
                                                          2001               2000                 2001                2000
                                                       -----------        ------------         -----------        ------------
Net sales                                              $39,830,000        $ 38,642,000         $79,232,000        $ 82,397,000

Cost of merchandise sold                                33,554,000          32,136,000          66,566,000          68,975,000
Warehouse and delivery expense                           2,252,000           2,547,000           4,549,000           5,203,000
                                                       -----------        ------------         -----------        ------------
Cost of sales                                           35,806,000          34,683,000          71,115,000          74,178,000
                                                       -----------        ------------         -----------        ------------

Gross profit                                             4,024,000           3,959,000           8,117,000           8,219,000
Selling and administrative expense                       3,294,000           3,812,000           6,561,000           7,584,000
                                                       -----------        ------------         -----------        ------------
Operating income                                           730,000             147,000           1,556,000             635,000
Interest expense, net                                      333,000             385,000             767,000             758,000
                                                       -----------        ------------         -----------        ------------
Income before income tax                                   397,000            (238,000)            789,000            (123,000)
Income tax                                                 142,000             (91,000)            284,000             (47,000)
                                                       -----------        ------------         -----------        ------------
Net income                                             $   255,000        $   (147,000)        $   505,000        $    (76,000)
                                                       ===========        ============         ===========        ============

Net income per common share - basic and diluted        $      0.14        $      (0.08)        $      0.28        $      (0.04)
                                                       ===========        ============         ===========        ============
Weighted average common shares outstanding               1,809,000           1,923,000           1,809,000           1,923,000
                                                       ===========        ============         ===========        ============

                         See accompanying notes.

                              MOORE-HANDLEY, INC.
                             STATEMENTS OF CASH FLOW

                                   (UNAUDITED)


                                                                           SIX MONTHS
                                                                           ENDED JUNE 30
                                                                      2001               2000
                                                                 -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                             $   505,000         $   (76,000)
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation and amortization                                 596,000             693,000
        Provision for doubtful accounts                               150,000             150,000
        Gain on sale of equipment                                     (11,000)            (16,000)
        Change in assets and liabilities:
          Trade and other receivables                              (3,138,000)         (2,490,000)
          Merchandise inventory                                        60,000           1,817,000
          Accounts payable and accrued expenses                     4,075,000             309,000
          Other assets                                                471,000             (38,000)
                                                                  -----------         -----------
          Total adjustments                                         2,203,000             425,000
                                                                  -----------         -----------
            NET CASH PROVIDED BY OPERATING ACTIVITIES               2,708,000             349,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                             (171,000)           (744,000)
    Proceeds from sale of equipment                                    11,000              16,000
                                                                  -----------         -----------
        NET CASH USED IN INVESTING ACTIVITIES                        (160,000)           (728,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) of long-term debt                    (1,892,000)            437,000
    Principal payments under long-term debt                          (629,000)                 --
    Treasury stock issued                                             (11,000)
                                                                  -----------         -----------
        NET CASH PROVIDED BY(USED) IN FINANCING ACTIVITIES         (2,532,000)            437,000
                                                                  -----------         -----------

Net increase in cash and cash equivalents                              16,000              58,000

Cash and cash equivalents at beginning of period                       38,000              46,000
                                                                  -----------         -----------
Cash and cash equivalents at end of period                        $    54,000         $   104,000
                                                                  ===========         ===========

See accompanying notes.

                               MOORE-HANDLEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (INFORMATION PERTAINING TO THE THREE MONTHS
                   ENDED JUNE 30, 2001 AND 2000 IS UNAUDITED)


1.       BASIS OF PRESENTATION

         The financial statements included herein have been prepared by Moore-Handley, Inc. (the "Company"), without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission on March 30, 2001.

         The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

2.       INCOME PER COMMON SHARE

         Basic net income per share is based on the weighted average number of common shares outstanding and net income. Diluted net income per share is based on the weighted average number of common shares outstanding plus the effect of dilutive employee stock options and net income. Basic and diluted earnings per share were the same for the first and second quarter of 2001 and 2000.

3.       REVENUE RECOGNITION

         The Company recognizes revenues when goods are shipped.

4.       RECLASSIFICATIONS

         Certain amounts in the financial statements for the quarter ended June 30, 2000 have been reclassified to conform to the June 30, 2001 presentation.

5.       DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

SUMMARY

         Net sales for the quarter ended June 30, 2001, increased $1,188,000 or 3% from the same quarter in 2000. Net income per share for the quarter ended June 30, 2001 was 14 cents per share compared to a net loss per share of 8 cents for the quarter ended June 30, 2000. Net income per share for the six months ended June 30, 2001 was 28 cents per share compared to a net loss of 4 cents per share for the same period a year ago. Lower gross margin compared to a year ago of $230,000 and $756,000 for the quarter and six months ended June 30, 2001, respectively, was more than offset by lower logistic, selling and administrative expenses and an increase in vendor allowances.

NET SALES

         For the three months ended June 30, 2001, warehouse shipments decreased $829,000 or 3.1% and factory direct shipments increased $2,017,000 or 16.8% compared to the three months ended June 30, 2000. For the six months ended June 30, 2001 warehouse shipments decreased $3,902,000 or 7% and factory direct shipments increased $737,000 or 2.7% compared to the six months ended June 30, 2000. Total net sales decreased $3,165,000 or 3.8% for the same six-month period.

         While sales have remained strong at our dealer marts held in February and May 2001 (February and June in 2000), the Company has experienced a softness in its regular (between Marts) business. The Company has received a favorable response at its marts to the introduction of new programs, products and its Hardware House private labeling efforts which were expanded at our May Mart. This introduction of new products and programs, along with the earlier scheduling of our Spring Mart (moved from June in 2000 to May in 2001), favorably impacted sales for the second quarter ended June 30, 2001.

         Gross margins on direct shipments are lower than gross margins on warehouse shipments; however, expenses related to direct shipments are also lower. Although factory direct shipments result in lower gross margin percentages, the Company believes that direct shipments are an important part of its business as a full-service wholesale distributor.

         The following table sets forth the trend in net sales for 2000 and the first and second quarters of 2001:


                                                Increase (Decrease)
                                                  vs. Same Quarter
                                     Net sales    in Previous Year
                                  --------------  -----------------
                                      Amount          Amount             Percent
                                  (in thousands)  (in thousands)         Change
                                  --------------  --------------        ---------
       Quarter
2000 - 1st ...................        43,755          (908)               (2.0)
       2nd ...................        38,642        (4,062)               (9.6)
       3rd ...................        38,903        (4,663)              (10.7)
       4th ...................        32,765        (3,518)               (9.7)

2001 - 1st ...................        39,402        (4,353)               (9.9)
       2nd ...................        39,830         1,188                 3.0



OPERATIONS

         The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                                 Three Months Ended          Six Months Ended
                                                      June 30,                     June 30,
                                                ---------------------       ---------------------
                                                  2001         2000           2001         2000
                                                -------       -------       -------       -------
Net sales                                         100.0%        100.0%        100.0%        100.0%
                                                =======       =======       =======       =======
Gross margin                                       15.7          16.8          16.0          16.3
Warehouse and delivery expense                      5.6           6.6           5.7           6.3
                                                -------       -------       -------       -------
Gross profit                                       10.1          10.2          10.3          10.0
Selling and administrative expenses                 8.3           9.9           8.3           9.2
                                                -------       -------       -------       -------
Operating income                                    1.8           0.3           2.0           0.8
Interest expense, net                               0.8           0.9           1.0           0.9
                                                -------       -------       -------       -------
Income before provision for income tax              1.0%         -0.6%          1.0%         -0.1%
                                                =======       =======       =======       =======



GROSS MARGIN

         The gross margin percentage for the quarter ended June 30, 2001 was 15.7%, down from 16.8% in the second quarter of 2000. The decrease was due primarily to the increase in factory direct shipments as a percent of total sales.

         The gross margin percentage for the six months ended June 30, 2001 was 16%, down slightly from 16.3% for the six months ended June 30, 2000. Improved gross margin rates for warehouse shipments during the six months ended June 30, 2001 compared to the same period a year ago were offset by an increase in factory direct shipments as a percent of total sales.

         The following table sets forth the gross margin dollars, gross margin percentages and year-over-year changes for 2000 and the first and second quarters of 2001:


                                                                       Increase (Decrease)
                                                                          vs. Same Quarter
                                              Gross Margin               in Previous Year
                                     ---------------------------  -----------------------------
                                         Amount      Percentage        Amount        Percentage
                                     (in thousands)   of Sales    (in thousands)       Points
                                     -------------   ----------   --------------     --------
       Quarter
2000 - 1st ...................          $6,916            15.8%       $   460             1.3%
       2nd ...................           6,506            16.8           (320)            0.8
       3rd ...................           6,101            15.7           (831)           (0.2)
       4th ...................           4,634            14.1         (2,059)           (4.3)

2001 - 1st ...................           6,390            16.2           (526)            0.4
       2nd ...................           6,276            15.7           (230)           (1.1)

WAREHOUSE AND DELIVERY EXPENSE

         As a percentage of warehouse shipments, warehouse and delivery expense decreased to 8.7% in the second quarter of 2001 from 9.6% in the same quarter last year. For the six months ended June 30, 2001, warehouse and delivery expense decreased to 8.8% compared to 9.4% for the same period a year ago. Warehouse productivity improvements and route consolidations initiated in May of 2000 had a favorable impact on warehouse and delivery expenses.

         The following table sets forth the trend in warehouse and delivery expense in 2000 and the first and second quarter of 2001:


                                                                         Increase (Decrease)
                                         Warehouse and Delivery           vs. Same Quarter
                                               Expense                      in Previous Year
                                   ------------------------------    -----------------------------
                                                                      Percent of
                                       Amount          Warehouse         Amount      Percentage
                                   (in thousands)      Shipments     (in thousands)     Points
                                   --------------      ----------    --------------  ----------
       Quarter
2000 - 1st ...................        $2,656             9.2%          $  (37)           (0.4)%
       2nd ...................         2,546             9.6             (309)           (0.4)
       3rd ...................         2,451             9.6             (351)           (0.3)
       4th ...................         2,479            10.9                7             2.3

2001 - 1st ...................         2,297             8.9             (359)           (0.3)
       2nd ...................         2,252             8.7             (294)           (0.9)



SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expense decreased $518,000 or 13.6% compared to the second quarter of 2000. For the six months ended June 30, 2001, selling and administrative expense decreased $1,023,000 or 13.5% compared to the six months ended June 30, 2000. Reductions were attained during the first six months of 2001 due to sales territory consolidation and general and administrative expense reductions initiated in May 2000. The Company has also experienced an increase in vendor allowances.

         The following table sets forth the quarterly trend in selling and administrative expense in 2000 and the first and second quarters of 2001:



                                                                       Increase (Decrease)
                                  Selling and Adminstrative            vs. Same Quarter
                                            Expense                    in Previous Year
                                  ---------------------------    ------------------------------
                                     Amount         Percentage      Amount        Percentage
                                  (in thousands)     of Sales    (in thousands)      Points
                                  --------------    -----------  -------------    -------------
                Quarter
         2000 - 1st ..........        $3,772             8.6%       $ 192             0.6%
                2nd ..........         3,812             9.9          192             1.4
                3rd ..........         3,309             8.5         (512)           (0.3)
                4th ..........         3,794            11.6          581             2.7

         2001 - 1st ..........         3,267             8.3         (505)           (0.3)
                2nd ..........         3,294             8.3         (518)           (1.6)

INTEREST EXPENSE

         Interest expense decreased $52,000 or 13.5% during the second quarter of 2001 compared to the same period during 2000. The decrease was primarily due to a decrease in the prime lending and libor based rates. As the greater average principal amount outstanding outweighed lower average interest rates during the six months ended June 30, 2001, interest expense increased $9,000 or 1.2% over the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         Net trade receivables decreased during the second quarter of 2001 by $1,305,000 or 5.2% compared to the second quarter 2000 while inventory levels have increased $1,070,000 or 6.5% compared to the second quarter in 2000.

         From December 31, 2000 to June 30, 2001, the Company's net trade receivables increased by $1,451,000 or 6.5%. The increase was primarily due to the May Dealers' Mart. Net trade receivables decreased $1,305,000 or 5.2% compared to June 30, 2000.

         Inventories decreased by $60,000 or .3% in the six months ended June 30, 2001 compared with December 31, 2000. Inventories increased $1,070,000 or 6.5% compared to June 30, 2000. The increase in inventories can be attributed to the ongoing special merchandise promotions. The Company continues its efforts to manage and control inventory levels while maintaining its high "fill rate" (the percentage of items shipped within 48 hours of the receipt of an order) on customer orders.

         Trade payables increased $3,401,000 or 20.1% from December 31, 2000 because of extended terms received from suppliers in connection with the May Dealers' Mart. Trade payables increased $802,000 or 4.1% compared to June 30, 2000.

         At June 30, 2001, the Company had unused lines of credit of $4,829,000. In March 2000, the Company executed a working capital line increase and extension. This new line allows for a maximum borrowing of $24,000,000 and, in addition to 85% of eligible receivables, it is secured with 50% of eligible inventory up to $6,000,000. This new line becomes annually renewable in August 2002. The Company believes this credit facility is adequate to finance its working capital needs.

INTEREST RATE  RISK

         The following discussion about the Company's interest rate risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

         The Company's principal credit agreement bears a floating interest rate based on the prime rate or at the Company's option a 2 1/2% over LIBOR. The Company's lease with respect to industrial development bonds, issued to finance the Company's principal warehouse distribution facility, bears a floating interest rate based on 92% of the prime rate. Accordingly, the Company is subject to market risk associated with changes in interest rates. At June 30, 2001, $19,177,301 was outstanding under the credit agreement and $368,000 was outstanding under the industrial development lease agreement. For 2000, the average principal amount outstanding under the credit agreement was $16,749,000. Assuming the average amount outstanding under the credit agreement during 2001 is equal to such average amount outstanding during 2000 and assuming the Company makes its scheduled amortization payments on its industrial development lease of $589,000 in 2001, a 1% increase in the applicable interest rate during 2001 would result in additional interest expense of approximately $173,000, which would reduce cash flow and pre-tax earnings dollar for dollar.




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

         The following table sets forth the distribution of votes cast with regard to each of the nominees:

                                       Votes Cast         Votes
Nominee                                for Nominee       Withheld
                                       -----------       --------
William Riley                           1,451,592          61,100
                                        ---------          ------

Pierce E. Marks, Jr                     1,451,592          61,100
                                        ---------          ------

Michael B. Stubbs                       1,451,292          61,400
                                        ---------          ------

Michael Palmer                          1,451,292          61,400
                                        ---------          ------

Michael Gaines                          1,450,692          62,000
                                        ---------          ------



         Also at the meeting, the proposed Moore-Handley, Inc. 2001 Stock Incentive Compensation Plan was approved. The following table sets forth the distribution of votes cast with regard to the proposal:



                            Number of
                              Votes
                          -------------
For                           762,915

Against                        80,869

Abstain                         5,700


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         (a) Exhibit 3(a) - Restated Certificate of Incorporation of Company, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,

                  3(a)-1 - Amendment to Restated Certificate of Incorporation dated May 7, 1987, filed as Exhibit 3(a)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,

                  3(b) - By-Laws of the Company, filed as Exhibit 3(d) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference,

                  3(b)-1 - Article VII of By-Laws of the Company, as amended May 7, 1987 filed as Exhibit 3(b)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,

                  10.1 - Amendment to 2001 Incentive Compensation Plan of the Registrant, adopted June 1, 2001,

                  27 - Financial Data Schedule (For SEC Purposes Only).

         (b) There were no reports on Form 8-K filed by the Company during the three-month period ended June 30, 2001.





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



                                                   MOORE-HANDLEY, INC.
                                                   -------------------
                                                       (Registrant)

                                                  /s/ Michael J. Gaines
                                                  ---------------------
                    Date:  July 31, 2001             Michael J. Gaines
                                                      President and
                                                 Chief Operating Officer

                                                    /s/ Gary C. Mercer
                                                    ------------------
                                                      Gary C. Mercer
                                                 Chief Financial Officer

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

         10.1               Amendment to 2001 Incentive Compensation Plan, adopted June 1, 2001

         27                 Financial Data Schedule (For SEC Purposes Only).