Form 10-Q
period 2001-09-30
MOORE HANDLEY INC /DE/
filed 2001-10-24
CIK 788951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

[  ] FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Yes [X] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.10 par value	1,798,643 Shares

Class	Outstanding at September 30, 2001

MOORE-HANDLEY, INC.
INDEX

Item No.		Page No.

PART I	FINANCIAL INFORMATION - UNAUDITED

1	Condensed Balance Sheets -

	September 30, 2001 and 2000 and December 31, 2000	3

	Statements of Operations -

	Three Months and Nine Months Ended September 30, 2001 and 2000	4

	Statements of Cash Flows -

	Nine Months Ended September 30, 2001 and 2000	5

	Notes to Financial Statements	6

2	Management's Discussion and Analysis

	Of Financial Condition and Results of Operations	7-10

3	Quantitative and Qualitative Disclosures About Market Risk

	(The information required by this item is contained in "Management's

	Discussion and Analysis of Financial Condition and Results of

	Operations.")	10

PART II	OTHER INFORMATION

6	Exhibits and Reports on Form 8-K	11

	Signatures	11

	Exhibit Index	12

MOORE-HANDLEY, INC.

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2001 AND 2000 AND DECEMBER 31, 2000

	SEPTEMBER 30		DECEMBER 31

	2001	2000	2000

	(unaudited)	(unaudited)	(Note 1)
ASSETS:

Current assets:

Cash and cash equivalents	$52,000	$114,000	$38,000

Trade receivables, net	24,912,000	24,951,000	22,318,000

Other receivables	6,294,000	4,495,000	3,283,000

Merchandise inventory	18,650,000	16,871,000	17,622,000

Prepaid expenses	164,000	346,000	312,000

Refundable income tax	—	88,000	223,000

Deferred income taxes	615,000	456,000	615,000

Total current assets	50,687,000	47,321,000	44,411,000

Prepaid pension cost	836,000	1,098,000	1,008,000

Property and equipment	19,054,000	22,225,000	18,538,000

Less accumulated depreciation	(10,624,000)	(13,681,000)	(9,726,000)

Net property and equipment	8,430,000	8,544,000	8,812,000

Deferred charges, net	7,000	8,000	8,000

	$59,960,000	$56,971,000	$54,239,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:

Accounts payable	$21,047,000	$19,088,000	$16,927,000

Accrued payroll	584,000	328,000	464,000

Other accrued liabilities	2,809,000	2,166,000	1,229,000

Long-term debt due in one year	1,158,000	1,253,000	1,158,000

Total current liabilities	25,598,000	22,835,000	19,778,000

Long-term debt	20,906,000	19,445,000	21,664,000

Deferred income taxes	671,000	1,076,000	671,000

Stockholders’ equity:

Common stock, $.10 par value; 10,000,000 shares authorized, 2,510,000 shares issued	251,000	251,000	251,000

Other stockholders’ equity	12,534,000	13,364,000	11,875,000

Total stockholders’ equity	12,785,000	13,615,000	12,126,000

	$59,960,000	$56,971,000	$54,239,000

See accompanying notes.

MOORE-HANDLEY, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30		ENDED SEPTEMBER 30

	2001	2000	2001	2000

Net sales	$39,858,000	$38,903,000	$119,090,000	$121,300,000

Cost of merchandise sold	33,613,000	32,802,000	100,184,000	101,778,000

Warehouse and delivery expense	2,317,000	2,450,000	6,861,000	7,652,000

Cost of sales	35,930,000	35,252,000	107,045,000	109,430,000

Gross profit	3,928,000	3,651,000	12,045,000	11,870,000

Selling and administrative expense	3,387,000	3,309,000	9,948,000	10,894,000

Operating income	541,000	342,000	2,097,000	976,000

Interest expense, net	301,000	437,000	1,068,000	1,195,000

Income before income tax	240,000	(95,000)	1,029,000	(219,000)

Income tax	85,000	(37,000)	369,000	(84,000)

Net income	$155,000	$(58,000)	$660,000	$(135,000)

Net income per common share — basic and diluted	$0.09	$(0.03)	$0.36	$(0.07)

Weighted average common shares outstanding	1,814,000	1,929,000	1,814,000	1,923,000

See accompanying notes.

MOORE-HANDLEY, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS
	ENDED SEPTEMBER 30

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$660,000	$(135,000)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	915,000	965,000

Provision for doubtful accounts	230,000	225,000

Gain on sale of equipment	(11,000)	—

Change in assets and liabilities:

Trade and other receivables	(5,835,000)	(2,891,000)

Merchandise inventory	(1,028,000)	1,438,000

Accounts payable and accrued expenses	5,820,000	135,000

Other assets	543,000	111,000

Total adjustments	634,000	(17,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,294,000	(152,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(532,000)	(1,261,000)

Proceeds from sale of equipment	11,000	—

NET CASH USED IN INVESTING ACTIVITIES	(521,000)	(1,261,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings of long-term debt	181,000	1,481,000

Principal payments under long-term debt	(939,000)	—

Treasury stock issued	(1,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(759,000)	1,481,000

Net increase in cash	14,000	68,000

Cash at beginning of period	38,000	46,000

Cash at end of period	$52,000	$114,000

See accompanying notes.

MOORE-HANDLEY, INC.

NOTES TO FINANCIAL STATEMENTS
(INFORMATION PERTAINING TO THE THREE MONTHS
ENDED SEPTEMBER 30, 2001 AND 2000 IS UNAUDITED)

1. BASIS OF PRESENTATION

     The financial statements included herein have been prepared by Moore-Handley, Inc. (the “Company”), without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2001.

     The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

2. INCOME PER COMMON SHARE

     Basic net income per common share is based on the weighted average number of common shares outstanding and net income. Diluted net income per common share is based on the weighted average number of common shares outstanding plus the effect of dilutive employee stock options and net income. Basic and diluted income per common share were the same for the three months and nine months ended September 30, 2001 and 2000.

3. REVENUE RECOGNITION

     The Company recognizes revenues when goods are shipped.

4. RECLASSIFICATIONS

     Certain amounts in the financial statements for the quarter ended September 30, 2000 have been reclassified to conform to the September 30, 2001 presentation.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(UNAUDITED)

SUMMARY

     Net sales for the quarter ended September 30, 2001, increased $955,000 or 2.4% from the same quarter in 2000. Net income per common share for the quarter ended September 30, 2001 was 9 cents per common share compared to a net loss per common share of 3 cents for the quarter ended September 30, 2000. Net income per common share for the nine months ended September 30, 2001 was 34 cents per common share compared to a net loss of 7 cents per common share for the same period a year ago. Gross margin was higher for the quarter ended September 30, 2001 by $143,000 compared to a year ago. Gross margin was lower for the nine months ended September 30, 2001 by $613,000 but was more than offset by lower logistic, selling and administrative expenses and an increase in vendor allowances.

NET SALES

     For the three months ended September 30, 2001, warehouse shipments decreased $527,000 or 2.1% and factory direct shipments increased $4,482,000 or 11% compared to the three months ended September 30, 2000. For the nine months ended September 30, 2001 warehouse shipments decreased $4,420,000 or 5.5% and factory direct shipments increased $2,210,000 or 5.5% compared to the nine months ended September 30, 2000. Total net sales decreased $2,210,000 or 1.8% for the same nine-month period.

     While sales have remained strong at our dealer marts held in February, May and August 2001 (February, June and August in 2000), the Company has experienced a softness in its regular (between Marts) business. The Company has received a favorable response at its marts to the introduction of new programs, products and its Hardware House private labeling efforts which were expanded at our May and August Marts. This introduction of new products and programs favorably impacted sales for the third quarter ended September 30, 2001.

     Gross margins on direct shipments are lower than gross margins on warehouse shipments; however, expenses related to direct shipments are also lower. Although factory direct shipments result in lower gross margin percentages, the Company believes that direct shipments are an important part of its business as a full-service wholesale distributor.

     The following table sets forth the trend in net sales for 2000 and the first, second and third quarters of 2001:

		Increase (Decrease)
		vs. Same Quarter
	Net sales	in Previous Year

	Amount	Amount	Percent
Quarter	(in thousands)	(in thousands)	Change

2000 - 1st	$43,755	$(908)	(2.0)%

2nd	38,642	(4,062)	(9.6)

3rd	38,903	(4,663)	(10.7)

4th	32,765	(3,518)	(9.7)

2001 - 1st	39,402	(4,353)	(9.9)

2nd	39,830	1,188	3.1

3rd	39,858	955	2.5

OPERATIONS

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	15.7	15.7	15.9	16.1

Warehouse and delivery expense	5.8	6.3	5.8	6.3

Gross profit	9.9	9.4	10.1	9.8

Selling and administrative expenses	8.5	8.5	8.3	9

Operating income	1.4	0.9	1.8	0.8

Interest expense, net	0.8	1.1	0.9	1

Income before provision for income tax	0.6%	-0.2%	0.9%	-0.2%

GROSS MARGIN

     The gross margin percentage for the quarter ended September 30, 2001 was 15.7%, unchanged from that of the same quarter of 2000.

     The gross margin percentage for the nine months ended September 30, 2001 was 15.9%, down slightly from 16.1% for the nine months ended September 30, 2000. The effect of a higher mix of factory direct shipments that carry a lower gross margin rate was offset by an improved margin rate on warehouse shipments during the quarter and nine months ended September 30, 2001 compared to the same periods a year ago.

     The following table sets forth the gross margin dollars, gross margin percentages and year-over-year changes for 2000 and the first, second and third quarters of 2001:

			Increase (Decrease)
			vs. Same Quarter
	Gross Margin		in Previous Year

	Amount	Percentage	Amount	Percentage
Quarter	(in thousands)	of Sales	(in thousands)	Points

2000 - 1st	$6,916	15.8%	$460	1.3%

2nd	6,506	16.8	(320)	0.8

3rd	6,101	15.7	(831)	(0.2)

4th	4,634	14.1	(2,059)	(4.3)

2001 - 1st	6,390	16.2	(526)	0.4

2nd	6,276	15.7	(230)	(1.1)

3rd	6,244	15.7	143	0.0

WAREHOUSE AND DELIVERY EXPENSE

     As a percentage of warehouse shipments, warehouse and delivery expense decreased to 9.3% in the third quarter of 2001 from 9.6% in the same quarter last year. For the nine months ended September 30, 2001, warehouse and delivery expense decreased to 9.0% compared to 9.5% for the same period a year ago. Warehouse productivity improvements and route consolidations initiated in May of 2000 had a favorable impact on warehouse and delivery expenses.

     The following table sets forth the trend in warehouse and delivery expense in 2000 and the first, second and third quarter of 2001:

			Increase (Decrease)
	Warehouse and Delivery		vs. Same Quarter
	Expense		in Previous Year

		Percent of
	Amount	Warehouse	Amount	Percentage
Quarter	(in thousands)	Shipments	(in thousands)	Points

2000 - 1st	$2,656	9.2%	$(37)	(0.4)%

2nd	2,546	9.6	(309)	(0.4)

3rd	2,451	9.6	(351)	(0.3)

4th	2,479	10.9	7	2.3

2001 - 1st	2,297	8.9	(359)	(0.3)

2nd	2,252	8.7	(294)	(0.9)

3rd	2,316	9.3	(135)	(0.3)

SELLING AND ADMINISTRATIVE EXPENSE

     Selling and administrative expense increased $78,000 or 2.1% compared to the third quarter of 2000. The third quarter of 2000 was lower than normal due to expense accrual reductions for bonuses and other selling expenses. For the nine months ended September 30, 2001, selling and administrative expense decreased $946,000 or 8.7% compared to the nine months ended September 30, 2000. Reductions were attained during the first nine months of 2001 due to sales territory consolidation and general and administrative expense reductions initiated in May 2000. The Company has also experienced an increase in vendor allowances.

     The following table sets forth the quarterly trend in selling and administrative expense in 2000 and the first, second and third quarter of 2001:

			Increase (Decrease)
	Selling and Adminstrative		vs. Same Quarter
	Expense		in Previous Year

	Amount	Percentage	Amount	Percentage
Quarter	(in thousands)	of Sales	(in thousands)	Points

2000 - 1st	$3,772	8.6%	$192	0.6%

2nd	3,812	9.9	192	1.4

3rd	3,309	8.5	(512)	(0.3)

4th	3,794	11.6	581	2.7

2001 - 1st	3,267	8.3	(505)	(0.3)

2nd	3,294	8.3	(518)	(1.6)

3rd	3,387	8.5	78	0.0

INTEREST EXPENSE

     Interest expense decreased $136,000 or 31.1% during the third quarter of 2001 compared to the same period during 2000. Interest expense decreased $127,000 or 10.6% for the nine months ending September 30, 2001 over the same period last year. The decrease was primarily due to a decrease in the prime lending and libor based rates in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Net trade receivables decreased slightly during the third quarter of 2001 by $39,000 or 0.2% compared to the third quarter 2000. From December 31, 2000 to September 30, 2001, the Company’s net trade receivables increased by $2,594,000 or 11.6%. The increase was primarily due to the August Dealers’ Mart.

     Inventory levels have increased $1,779,000 or 10.5% in the third quarter of 2001 compared to the same quarter in 2000. Inventories increased by $1,028,000 or 5.8% in the nine months ended September 30, 2001 compared with December 31, 2000. The increase in inventories can be attributed to the ongoing special merchandise promotions. The Company continues its efforts to manage and control inventory levels while maintaining its high “fill rate” (the percentage of items shipped within 48 hours of the receipt of an order) on customer orders.

     Trade payables increased $4,120,000 or 24.3% from December 31, 2000 because of extended terms received from suppliers in connection with the August Dealers’ Mart. Trade payables increased $1,959,000 or 10.3% compared to September 30, 2000.

     In March 2000, the Company executed a working capital line increase and extension. This new line allows for a maximum borrowing of $24,000,000 and, in addition to 85% of eligible receivables, it is secured with 50% of eligible inventory up to $6,000,000. At September 30, 2001, the Company had unused lines of credit of $2,502,000. On September 3, 2001, the Company received an extension to its working capital line that will become annually renewable in October 2002. The Company believes this credit facility is adequate to finance its working capital needs.

INTEREST RATE RISK

     The Company is exposed to market risks relative to fluctuations in interest rates. There has been no material change in the Company’s market risks that would significantly offset the disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2000.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements. Words such as “expects” and “believes” indicate the presence of forward-looking statements. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are the following:

•	competitive pressures on sales and pricing, including those from other wholesale distributors and those from retailers in competition with the Company’s customers;

•	uncertainties associated with the events of September 11, 2001 which could have an adverse affect on future earnings.

•	the Company’s ability to achieve projected cost savings from its warehouse modernization and ongoing cost reduction efforts;

•	changes in cost of goods and the effect of differential terms and conditions available to larger competitors of the Company;

•	uncertainties associated with any acquisition the Company may seek to implement; and

•	changes in general economic conditions, including interest rates.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 3(a) — Restated Certificate of Incorporation of Company, filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,

3(a)-1 — Amendment to Restated Certificate of Incorporation dated May 7, 1987, filed as Exhibit 3(a)-1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,

3(b) — By-Laws of the Company, filed as Exhibit 3(d) to the Company’s Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference,

3(b)-1 — Article VII of By-Laws of the Company, as amended May 7, 1987 filed as Exhibit 3(b)-1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,

27 — Financial Data Schedule (For SEC Purposes Only),

(b)	There were no reports on Form 8-K filed by the Company during the three-month period ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOORE-HANDLEY, INC. (Registrant)

Date: October 24, 2001	/s/ Michael J. Gaines Michael J. Gaines President and Chief Operating Officer

/s/ Gary C. Mercer Gary C. Mercer Chief Financial Officer

EXHIBIT INDEX

	EXHIBIT NO.	DESCRIPTION

3	(a)	Restated Certificate of Incorporation of Company, filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K For the year ended December 31, 1987 and incorporated herein by reference.

3	(a)-1	Amendment to Restated Certificate of Incorporation dated May 7, 1987, filed as Exhibit 3(a)-1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference

3	(b)	By-laws of the Company, filed as Exhibit 3(d) to the Company’s Registration Statement on Form S-1 (Reg. No. 33-3302) and incorporated herein by reference.

3	(b)-1	Article VII of By-laws of the Company, as amended May 7, 1987 filed as Exhibit 3(b)-1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.

27		Financial Data Schedule (For SEC Purposes Only).