Form 10-K
period 2001-12-31
MOORE HANDLEY INC /DE/
filed 2002-03-29
CIK 788951

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             [NO FEE REQUIRED]



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-14324
                             ---------------------
                              MOORE-HANDLEY, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     63-0819773
       (State or other jurisdiction of                      (I.R.S. Employer
       Incorporation of organization)                      Identification No.)

            3140 PELHAM PARKWAY,                                  35124
               PELHAM, ALABAMA                                 (Zip Code)
  (Address of principal executive offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____________

     As of March 19, 2002, 1,773,943 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $1,111,000. For this computation, the Registrant has excluded the market value of all common stock beneficially owned by officers and directors of the Registrant and their associates. Such exclusion does not constitute an admission that any such person is an "affiliate" of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the following documents are incorporated by reference into Part III of this Annual Report on Form 10-K: the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered hereby.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           [MOORE HANDLEY INC. LOGO]

                                                                  March 30, 2002
To Our Shareholders:

     In last year's letter we wrote, "We have continued to strengthen the senior management team and are beginning to implement productivity and cost savings incentives throughout much of the company. As a result, despite the tough business economy we are experiencing early in 2001, we believe the year will be profitable and show continued improvement in expense control and our quality of service."

     As the accompanying 10-K report details, this turned out to be an accurate prediction. Retail business remained soft for much of the year, as did our sales to retailers, and our top line ended up slightly behind 2000. Despite this, improved cost controls and slightly better margins resulted in net income of 44 cents per share, a positive swing of $1.26 from the preceding year's loss of 82 cents per share.

     We expect continuing improvement in the current year, as we continue to execute our business plan. That plan consists of three elements:

          1. Using electronic controls to reduce errors and improve productivity in our logistic functions. We have described the development of this complex program in previous reports. It has had dramatic results in reducing error rates, in allowing for individual incentive pay, and in increasing productivity. The program is ongoing, and we expect it to result in continuing improvements in the accuracy and cost of the way we do business.

          2. Global sourcing to provide our customers with high-quality product lines they can sell at prices comparable to the "big boxes". These product lines carry our registered "Hardware House" trademark and are furnished as complete merchandising programs including point of purchase displays and advertising aids. We now have introduced Hardware House(R) product lines in locks, hand tools, long-handled tools, faucets, bath hardware, lawn and garden watering products, builders' hardware, lighting, and paint sundries. More introductions are planned for each of our three marts this year, and we expect this segment to be an increasingly important part of our (and our customers') business.

          3. Taking our business national. Until a few years ago, Moore-Handley was mainly a mid-South distributor with some customers elsewhere in the Southeast. We have been testing means of serving customers outside this historic trading area, and results from these tests lead us to believe we can be competitive in any market east of the Rockies. We are now beginning a systematic effort to attain market penetration in this broad region beyond our historic trade area, while continuing to serve our core customers.

     We will report our progress in each of these areas as the year goes on.

                                                   /s/ WILLIAM RILEY
                                          --------------------------------------
                                                      William Riley
                                                    Chairman and Chief
                                                    Executive Officer

                                                 /s/ MICHAEL J. GAINES
                                          --------------------------------------
                                                    Michael J. Gaines
                                          President and Chief Operating Officer

                              MOORE-HANDLEY, INC.

                               TABLE OF CONTENTS

ITEM NO.                                                                 PAGE NO.
--------                                                                 --------
  Part I
      1.  Business....................................................        1
      2.  Properties..................................................        4
      3.  Legal Proceedings...........................................     None
      4.  Submission of Matters to a Vote of Security Holders (none
          during the fourth quarter of 2001)..........................        3
 Part II
      5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     None
      6.  Selected Financial Data.....................................        5
      7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................        7
     7a.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................        9
          (The information required by this item is contained in
          "Management's Discussion and Analysis of Financial Condition
          and Results of Operations.")................................
      8.  Financial Statements and Supplementary Data.................       17
      9.  Changes in Disagreements with Accountants on Accounting and
          Financial Disclosure........................................     None
Part III
     10.  Directors and Executive Officers of the Registrant..........        *
     11.  Executive Compensation......................................        *
     12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................        *
     13.  Certain Relationships and Related Transactions..............        *
          *Part III (other than Item 401(b) of Regulation S-K, which is included in Item 1 of this Form 10-K) is incorporated by reference to the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered hereby.
 Part IV
     14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K
          (a)  Financial Statement Schedules..........................       18
          (b)  Reports on Form 8-K....................................     None
          (c)  Exhibits Filed.........................................       33

     NOTE: Copies of the exhibits may be obtained by stockholders upon written request directed to the Secretary, Moore-Handley, Inc., P. O. Box 2607, Birmingham, Alabama 35202, and payment of processing and mailing costs.

BUSINESS

     Moore-Handley, Inc. is a full-service distributor of plumbing and electrical supplies, power and hand tools, paint and paint sundries, lawn and garden equipment and other hardware and building materials products. Our customers include retail home centers, hardware stores, building materials dealers, paint stores, combination stores, a limited number of mass merchandisers, businesses and institutions. We have approximately 1,950 active customers located throughout the Southeast and approximately 200 customers elsewhere in the country, which we service from a 488,000 square foot distribution center located in Pelham, Alabama.

DESCRIPTION OF BUSINESS

     In connection with our distribution activities, we offer a wide range of marketing, advertising and other support services designed to assist customers in maintaining and improving their market positions. These support services include computer-generated systems for the control of inventory, pricing and gross margin, as well as advertising and store installation and design services.

     Home centers and hardware and building supply retailers have a continuing need for a wide variety of items produced by a number of different manufacturers. Purchasing from us rather than directly from manufacturers allows independent retailers to simplify the purchasing process and to place smaller orders on an as-needed basis, thereby reducing their inventory carrying costs and excess stock risks. Moreover, we purchase products in quantities that enable us to obtain favorable prices and payment terms, which are reflected in prices and payment terms to our customers. Finally, the support services we offer to customers are generally not available from manufacturers, nor can most customers afford to develop them independently. We believe that our ability to provide a broad range of merchandise from a single source on a timely basis and at competitive prices, together with support services, offers our customers a substantial advantage over purchasing directly from manufacturers.

     In recent years there has been a trend toward consolidation in many wholesale industries, including the grocery, drug and hard goods distribution businesses. This trend also is apparent in the building supply and hardware business.

     We believe this consolidating trend is attributable to, among other things, the inability of small distributors to provide a full range of advertising, store layout and computer-generated pricing and inventory control services offered by larger entities. We have benefited from this consolidating trend by increasing our customer base and sales.

PRODUCTS

     We closely monitor our items in stock, maintaining a full range of products while concentrating our efforts on carrying quantities of stock designed to achieve high inventory turns. The following table indicates the percentage of net sales by class of merchandise sold by us in the past three years:

                                                              PERCENTAGE OF NET SALES
                                                              ------------------------
CLASS OF MERCHANDISE                                           2001     2000     1999
--------------------                                          ------   ------   ------
Electrical and plumbing supplies............................   20.7%    22.6%    21.2%
Home center products (including lawn and garden equipment,
  paint and accessories, sporting goods and appliances).....   17.9     21.6     22.4
Building supplies (including aluminum windows and doors,
  roofing products and lumber)..............................   24.0     23.2     24.6
General and shelf hardware (including power and hand tools,
  lock sets and wire products)..............................   37.4     32.6     31.8
                                                              -----    -----    -----
                                                              100.0%   100.0%   100.0%
                                                              =====    =====    =====

     The table above also includes sales through our direct shipment program.

MARKETING PROGRAMS AND CUSTOMER SERVICES

     Sales Force. Our marketing program is implemented primarily by our sales force of territory managers, each of whom is responsible for specific customers within a particular geographic area. Territory managers generally call on customers weekly to check inventories, take orders and perform various in-store services. In addition, they promote our support services to our customers. Sales assistants work with certain of the more senior territory managers. At December 31, 2001, we employed 52 territory managers and assistants.

     At December 31, 2001, we also employed 6 district managers, each responsible for supervising and monitoring the activities of territory managers located in their assigned area. To supplement our primary sales force, we maintain a telemarketing group that solicits and accepts orders from customers between regular visits by territory managers.

     Customer Services. An important component of our marketing strategy is the range of support services we offer to our customers. These services, which we believe not only strengthen our relationship with existing customers but also attract new customers, are designed to enable customers to improve their marketing efforts and compete more effectively, thereby increasing our sales.

     Our support services include advertising and promotional services, some costs of which are shared by our suppliers; store installation and design services, and computer-generated systems for control of inventory, pricing and gross margin. We also provide a store identification program, as well as additional promotional services, to selected customers under the name "Hardware House", a registered trade name owned and developed by us. Similar programs are available through the national trade name of Pro Group, Inc., a merchandising and marketing group to which we belong.

     As described previously, we have developed a personal computer-based system for use by our customers, which includes a color-digitized catalog, electronic ordering and order editing capabilities and additional software programs to enable the dealer to increase profitability.

     Operations. Our ability to fill and deliver small quantity orders for many different items enables customers to place orders on an as-needed basis, which in turn reduces our customers' inventory investment and storage costs. Our "fill-rate" -- the percentage of items shipped within 48 hours of receipt of an order -- is a measure of the efficiency of our order processing, inventory control and warehouse operations. Our fill-rate was approximately 95% for each of the last three years.

     Deliveries are made on a regular basis by common and contract carrier and our fleet of approximately 32 tractors and 62 trailers. Deliveries of merchandise are normally made within two or three business days after placement of an order.

     Direct Shipment Program. As an additional service to our customers, we maintain a direct shipment program where customers order and receive shipments of some products directly from suppliers but are invoiced through us. We act as principal in the direct sales transactions, pay the supplier for the goods shipped and assume the risk of loss for the collection of payment from our customer. This program enables us to distribute products that would be inconvenient or expensive to stock in our warehouse, such as commodity building materials, and allows customers to receive discounts that otherwise might not be available to them. Approximately 35%, 33% and 34% of our net sales were attributable to purchases under the direct shipment program for 2001, 2000 and 1999, respectively.

CUSTOMERS

     We currently service over 2,100 customers, including retail home centers; hardware stores; building materials dealers; paint stores; combination stores and a limited number of mass merchandisers, businesses and institutions. No customer or affiliated group of customers accounted for more than 2% of our net sales in 2001, 2000 and 1999.

     Our current customers are located primarily in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia. We also have active customers in 26 other states.

     From time to time, we receive extended terms from our suppliers, which we pass on to our customers.

PURCHASING, SUPPLIERS AND INVENTORY MANAGEMENT

     We distribute approximately 34,000 items purchased from approximately 1,075 manufacturers. Our ten largest vendors in 2001 accounted for approximately 21.9% of our total purchases, but no single manufacturer accounted for more than 3.7% of our total purchases during the year. We have no long-term supply or distribution agreements with our vendors. Substantially all products of the type distributed by us are available from a number of manufacturers.

     Because inventory constitutes a substantial portion of our total assets, efficient control of inventory is an important management priority. Our inventory turns (determined by dividing cost of stocked goods sold by average monthly inventory) were 4.5 in 2001 and 4.9 in 2000. Turns were lower in 2001 due to a slight decrease in warehouse shipments and an increase in imported products.

COMPETITION

     Our markets and those of our customers are highly competitive. We compete directly with other national and regional wholesalers (including co-ops), direct-selling manufacturers and specialty distributors on the basis of fill-rate, delivery time, price, breadth of product lines, marketing programs and support services. A number of these competitors are larger and have greater financial resources than us. The success of our business depends on our ability to distribute a large volume and variety of products efficiently and to provide high quality support services.

EMPLOYEES

     As of December 31, 2001, we employed 391 persons, of whom 177 are subject to a collective bargaining agreement expiring in December 2004. We have not experienced any strikes or work stoppages and consider our relationship with our employees to be good.

COMMON STOCK INFORMATION

     Our common stock trades on The NASDAQ SmallCap Market(SM) under the symbol MHCO. The following table shows the high and low bid prices by quarter in 2001 and 2000.

                                                                2001          2000
                                                             -----------   -----------
QUARTER ENDED                                                HIGH   LOW    HIGH   LOW
-------------                                                ----   ----   ----   ----
March 31,..................................................  1.25   1.00   6.38   1.50
June 30,...................................................  1.85   0.97   2.31   1.50
September 30,..............................................  2.45   1.45   1.44   1.00
December 31,...............................................  2.25   2.05   1.44   1.00

     For periods prior to December 24, 1998, our common stock was included in The NASDAQ National Market(R) system and thereafter in The NASDAQ SmallCap Market(SM). Such over-the-counter quotations reflect inter-dealer quotations, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

     On March 20, 2002, there were 179 holders of record of our common stock. Since a large number of these holders are nominees, we believe beneficial holders represent a substantially larger number.

     We have not paid cash dividends on our common stock as it has been the policy of the Board of Directors to retain all available earnings to support the growth and expansion of our business. The payment of dividends on common stock in the future and the rate of such dividends, if any, will be determined by the Board of Directors based on our earnings, financial condition and capital requirements.

EXECUTIVE OFFICERS

     The executive officers as of March 1, 2002, their ages and their present positions with us and their principal occupations since 1994 are as follows:

NAME                                      AGE                       POSITION
----                                      ---   -------------------------------------------------
William Riley..........................   70    Chairman of the Board and Chief Executive Officer
Michael J. Gaines......................   59    President and Chief Operating Officer(1)
Gary C. Mercer.........................   49    Chief Financial Officer(2)
Robert Tolbert.........................   47    Vice President -- Marketing
Thomas A. Seifert......................   54    Vice President -- Merchandising(3)
Robert Grear...........................   51    Vice President -- Operations(4)
Clay Alford............................   53    Vice President -- Quality Assurance
Andrew W. Reid.........................   54    Vice President -- Sales

---------------

(1) Mr. Gaines was employed by Grossman's, a home center chain, from 1993 to 1996.

(2) Mr. Mercer was employed by The Young & Vann Supply Company, an industrial distributor, from 1988 to 2000.

(3) Mr. Seifert was employed by Marvin's, a home center and building materials chain, from 1994 to 2001.

(4) Mr. Grear was owner and manager of SMB Trading Group, an internet trading and distribution consulting company, from 1998 to 2000; he was employed by Caldor, Inc., a mass merchandise retailer, from 1994 to 1998.

     Officers are elected annually and serve at the discretion of the Board of Directors.

PROPERTIES

     Our distribution facility and executive offices are located in a single 488,000 square foot facility, which includes a 51,000 square foot mezzanine, on a 30-acre site in Pelham, Alabama. Until December 2001, we leased the Pelham facility pursuant to a lease entered into in connection with the issuance of industrial development bonds. In 2001, we paid an aggregate of $809,000 as final payments on such lease agreement. We had the option to purchase the Pelham facility for a nominal cost at the expiration of the lease and did so in the first quarter of 2002. We believe that our Pelham facility is adequate for our presently foreseeable needs. We also lease office space in New York, New York for which lease payments are approximately $79,000 per annum.

SELECTED FINANCIAL DATA

                                              YEARS ENDED DECEMBER 31,
                           --------------------------------------------------------------
                              2001         2000         1999         1998         1997
                           ----------   ----------   ----------   ----------   ----------
                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Income Statement Data:
  Net sales..............  $  152,790   $  154,065   $  167,217   $  159,027   $  145,730
  Cost of merchandise
     sold................     137,414      140,040      151,132      144,078      133,114
                           ----------   ----------   ----------   ----------   ----------
  Gross profit...........      15,376       14,025       16,085       14,949       12,616
  Selling and
     administrative
     expenses............      12,869       14,687       14,234       13,315       13,705
                           ----------   ----------   ----------   ----------   ----------
  Operating income
     (loss)..............       2,507         (662)       1,851        1,634       (1,089)
  Interest expense,
     net.................       1,276        1,650        1,407        1,337          991
                           ----------   ----------   ----------   ----------   ----------
  Income (loss) before
     income taxes........       1,231       (2,312)         444          297       (2,080)
  Income tax (benefit)...         443         (759)         145          136         (664)
                           ----------   ----------   ----------   ----------   ----------
  Net income (loss)......  $      788   $   (1,553)  $      299   $      161   $   (1,416)
                           ==========   ==========   ==========   ==========   ==========
  Per share data:
     Net income (loss)...  $     0.44   $    (0.82)  $     0.16   $     0.09   $    (0.66)
                           ==========   ==========   ==========   ==========   ==========
  Weighted average common
     shares
     outstanding.........   1,795,000    1,903,000    1,881,000    1,861,000    2,135,000
                           ==========   ==========   ==========   ==========   ==========

                                                  YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------
                                        2001      2000      1999      1998      1997
                                       -------   -------   -------   -------   -------
                                                       (IN THOUSANDS)
Balance Sheet Data:
  Current assets.....................  $39,444   $44,411   $46,129   $46,105   $44,940
  Property and equipment -- net......    8,773     8,812     8,248     8,006     8,273
  Other assets.......................      786     1,016     1,113     1,164       984
                                       -------   -------   -------   -------   -------
     Total assets....................  $49,003   $54,239   $55,490   $55,275   $54,197
                                       =======   =======   =======   =======   =======
  Current liabilities................  $17,233   $19,778   $22,701   $23,408   $21,482
  Long-term debt.....................   18,025    21,664    17,963    17,453    18,397
  Deferred income taxes..............      926       671     1,076     1,085     1,150
  Stockholders' equity...............   12,849    12,126    13,750    13,329    13,168
                                       -------   -------   -------   -------   -------
     Total liabilities and
       stockholders' equity..........  $49,033   $54,239   $55,490   $55,275   $54,197
                                       =======   =======   =======   =======   =======

QUARTERLY FINANCIAL DATA -- UNAUDITED

                                                       QUARTERLY FINANCIAL DATA -- UNAUDITED
                                 ---------------------------------------------------------------------------------
                                    1ST QUARTER         2ND QUARTER           3RD QUARTER           4TH QUARTER
                                 -----------------   -----------------   ---------------------   -----------------
                                  2001      2000      2001      2000      2001        2000        2001      2000
                                 -------   -------   -------   -------   -------   -----------   -------   -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales......................  $39,402   $43,755   $39,830   $38,642   $39,858     $38,903     $33,700   $32,765
Gross profit...................    4,093     4,260     4,024     3,959     3,928       3,651       3,331     2,155
Net income (loss)..............  $   250   $    71   $   255   $  (147)  $   155     $   (58)    $   128   $(1,419)
Net income (loss) per share --
  basic and diluted............  $  0.14   $  0.04   $  0.14   $ (0.08)  $  0.09     $ (0.03)    $  0.07   $ (0.75)

     Typically, sales in the 1st, 2nd and 3rd quarters are higher than in the 4th quarter due to additional sales generated by Dealers' Marts. In 2001 we held these Marts during the months of February, May and August. The Summer Mart in 2000 was held in June instead of May. The majority of the additional sales are factory direct shipments that carry a lower gross margin than warehouse shipments but contribute to our profitability. Sales in the 4th quarter are also negatively impacted by the effect of seasonal holidays.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate these estimates on an on-going basis using historical experience and various other assumptions believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

REVENUE RECOGNITION

     We recognize revenues, net of estimated sales returns, discounts and allowances, when goods are shipped, title has passed, the sales price is fixed and the collectibility is reasonably assured. We assume no significant obligations after goods are shipped. Regarding our direct shipment program, sales are recorded gross in our statements of operations since we act as principal in the sales transaction and assume the credit risk.

     We record provisions for estimated sales returns and allowances on sales in the same period as the related sales are recorded. These estimates are based on historical sales returns and analyses of credit memo data and other known factors. If the historic data we use to calculate these estimates does not properly reflect future returns and allowances, net sales could either be understated or overstated.

     In September 2000, the Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10). EITF 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the consolidated financial statements. Shipping and handling costs associated with inbound freight are included in cost of sales. Shipping and handling fees billed to customers are included in delivery, selling, general and administrative expenses.

     Statement of Position 93-7, Reporting on Advertising Costs, requires the disclosure of advertising costs. We expense the cost of advertising when incurred. Advertising expense was immaterial and did not have a significant impact on expenses for the years 2001, 2000 and 1999.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We maintain an allowance for doubtful accounts to reflect expected credit losses. We provide for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the credit worthiness of each customer. Furthermore, these judgments must be continually evaluated and updated. If the financial condition of our customers were to deteriorate, resulting in impairment in their ability to make payments, additional allowances may be required in future periods.

MERCHANDISE INVENTORY

     We state our inventory at the lower of average cost or market. An allowance for obsolete or excess inventory is maintained to reflect the estimated net realizable value of the inventory based on current market conditions and the inventory's recent historical movement and future demands. If actual market conditions and future demand are less favorable than we project, additional inventory provisions may be required.

INCOME TAXES

     Deferred income taxes are provided for temporary differences between financial and income tax reporting, primarily related to depreciation, inventory valuation and certain accrued costs. We continuously assess the need for valuation allowances on recorded deferred tax assets and establish an allowance when we believe it is more likely than not that the asset will not be realized.

PENSIONS

     We have pension benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Periodic changes in these key assumptions, along with changes in head count, could have a significant impact on future pension costs and recorded pension liabilities.

IMPAIRMENT AND DEPRECIATION OF LONG-LIVED ASSETS

     We estimate the depreciable lives of property and equipment when purchased and evaluate those lives when facts and circumstances change. In regards to impairment, we have early adopted Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Under SFAS No. 144, when events and circumstances indicate that long-lived assets used in operations may be impaired and the undiscounted cash flows estimated to be generated from those assets are less than their carrying values, we record an impairment loss equal to the excess of the carrying value over the fair value. Long-lived assets held for disposal are valued at the lower of the carrying value or fair value less disposal costs. The adoption of SFAS 144 had no significant impact on our financial condition or results of operations.

RESULTS OF OPERATIONS

     Total gross margin for 2001 increased $449,000 or 1.9% from 2000 on a 0.8% net sales decrease. Total operating expenses decreased $2,720,000 or 11.0%. As a result of the increase in gross margin and decrease in operating expenses, operating income increased $3,169,000 to $2,507,000 compared to an operating loss of $662,000 in 2000.

     Total gross margin for 2000 decreased $2,750,000 or 10.2% from 1999 on a 7.9% net sales decrease. Total operating expenses decreased $237,000 or 1%. The decrease in gross margin was not fully offset by a decrease in expenses due in part to increases in benefit-related costs of $635,000 and a loss of approximately $300,000 related to start-up costs for new distribution channels for us. Operating income decreased $2,513,000 or 135.8% from 1999.

NET SALES

     Net sales for 2001 decreased $1,275,000 or 0.8% compared to 2000. The majority of the decrease was due to territory consolidations initiated in May 2000. Quarterly comparisons for 2001 compared to 2000 were more favorable after the first quarter due to the effect of the timing of the territory consolidations.

     Net sales for 2000 decreased $13,152,000 or 7.9% compared to 1999 due to industry-wide trends and the effect of territory consolidations initiated during the year.

     The following table sets forth quarterly net sales and changes by quarter for the past three years.

                                                                 INCREASE (DECREASE)
                                                                  VS. SAME QUARTER
                                                  NET SALES       IN PREVIOUS YEAR
                                                --------------   -------------------
                                                    AMOUNT             AMOUNT          PERCENT
QUARTER                                         (IN THOUSANDS)     (IN THOUSANDS)      CHANGE
-------                                         --------------   -------------------   -------
1999
  1st.........................................     $44,663             $ 4,191           10.4%
  2nd.........................................      42,704               4,692           12.3
  3rd.........................................      43,567               4,838           12.5
  4th.........................................      36,283              (5,531)         -13.2
2000
  1st.........................................      43,755                (908)          -2.0
  2nd.........................................      38,642              (4,062)          -9.6
  3rd.........................................      38,903              (4,663)         -10.7
  4th.........................................      32,765              (3,518)          -9.7
2001
  1st.........................................      39,402              (4,353)          -9.9
  2nd.........................................      39,830               1,188            3.1
  3rd.........................................      39,858                 955            2.5
  4th.........................................      33,700                 935            2.9

OPERATIONS

     The following table sets forth certain financial data as a percentage of net sales for the past three years:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Net sales...................................................  100.0%   100.0%   100.0%
                                                              =====    =====    =====
Gross margin................................................   16.1%    15.7%    16.1%
Warehouse and delivery expense..............................    6.0      6.6      6.5
                                                              -----    -----    -----
Gross profit................................................   10.1      9.1      9.6
Selling and administrative expense..........................    8.5      9.5      8.5
                                                              -----    -----    -----
Operating income (loss).....................................    1.6     -0.4      1.1
Interest expense, net.......................................    0.8      1.1      0.8
                                                              -----    -----    -----
Income (loss) before income tax (benefit)...................    0.8%    -1.5%     0.3%
                                                              =====    =====    =====

GROSS MARGIN

     Gross margin percentage increased to 16.1% of sales for 2001 from 15.7% for 2000. The effect of a higher mix of factory direct shipments that carry a lower margin rate was more than offset by an improved margin rate on a more favorable mix of warehouse shipments.

     Gross margin percentage decreased to 15.7% for 2000 from 16.1% for 1999, due to a devaluation in commodities (significant price reductions in copper wire, PVC pipe and polyethylene film) and a decrease in vendor incentives. Also, in the third and fourth quarters, we became more promotional in an effort to increase sales.

     In 2001 and 2000, there were three Dealers Marts. Most of the sales from the Dealers' Marts in both 2001 and 2000 were shipped in the first, second and third quarters and included a higher proportion of factory direct shipments at lower gross margins. The gross margin rate for the fourth quarter of 2001 was higher than the first three quarters mainly due to a lower mix of lower margin factory direct shipments. The gross margin percentage for the fourth quarter of 2000 was unfavorably impacted by a decrease in incentive rebates received from our suppliers and a change in physical inventory counts from an annual count to a weekly count that cycles vendors throughout the year resulting in a lower fourth quarter positive adjustment.

     The following table sets forth gross margin and gross margin percentages and year-to-year changes by quarter for the last three years.

                                                                     INCREASE (DECREASE) VS. SAME
                                              GROSS MARGIN             QUARTER IN PREVIOUS YEAR
                                       ---------------------------   -----------------------------
                                                        PERCENTAGE                     PERCENTAGE
QUARTER                                    AMOUNT        OF SALES        AMOUNT          POINTS
-------                                --------------   ----------   ---------------   -----------
                                       (IN THOUSANDS)                (IN THOUSANDS)
1999
  1st................................      $6,456          14.5%         $   390          (0.5)%
  2nd................................       6,826          16.0              789           0.1
  3rd................................       6,932          15.9              972           0.5
  4th................................       6,693          18.4              433           3.4
2000
  1st................................       6,916          15.8              460           1.3
  2nd................................       6,506          16.8             (320)          0.8
  3rd................................       6,101          15.7             (831)         (0.2)
  4th................................       4,634          14.1           (2,059)         (4.3)
2001
  1st................................       6,390          16.2             (526)          0.4
  2nd................................       6,276          15.8             (230)         (1.0)
  3rd................................       6,244          15.7              143           0.0
  4th................................       5,696          16.9            1,062           2.8

WAREHOUSE AND DELIVERY EXPENSES

     As a percent of warehouse shipments, warehouse and delivery expenses decreased to 9.3% in 2001 compared to 9.8% in 2000. Continued warehouse productivity improvements and route consolidations initiated in May of 2000 had a favorable impact on warehouse and delivery expenses.

     Warehouse and delivery expenses decreased $690,000 or 6.49% during 2000, as compared to 1999, due to the elimination of unprofitable accounts and related expenses, as well as the maturing of the stocking and shipping system in the warehouse.

     The following table shows the trend of warehouse and delivery expenses by quarter for the last three years.

                                                                     INCREASE (DECREASE) VS. SAME
                                     WAREHOUSE & DELIVERY EXPENSES     QUARTER IN PREVIOUS YEAR
                                     -----------------------------   -----------------------------
                                                       PERCENTAGE
                                                      OF WAREHOUSE                     PERCENTAGE
QUARTER                                  AMOUNT        SHIPMENTS         AMOUNT          POINTS
-------                              --------------   ------------   ---------------   -----------
                                     (IN THOUSANDS)                  (IN THOUSANDS)
1999
  1st..............................      $2,693            9.6%           $439             0.6%
  2nd..............................       2,855           10.0             635             1.3
  3rd..............................       2,802            9.9             380             0.4
  4th..............................       2,472            9.9              (6)            0.6
2000
  1st..............................       2,656            9.2             (37)           (0.4)
  2nd..............................       2,546            9.6            (309)           (0.4)
  3rd..............................       2,451            9.6            (351)           (0.3)
  4th..............................       2,479           10.9               7             2.3
2001
  1st..............................       2,297            8.9            (359)           (0.3)
  2nd..............................       2,252            8.7            (294)           (0.9)
  3rd..............................       2,316            9.3            (135)           (0.3)
  4th..............................       2,365           10.3            (114)           (0.6)

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses decreased $1,818,000 or 12.4% in 2001 compared to the previous year. Reductions were attained during the year due to sales territory consolidations and general and administrative expense reductions initiated in May 2000. We also experienced an increase in vendor allowances.

     Selling and administrative expenses increased $453,000 or 3.2% in 2000 compared to the previous year. The expense for 2000 includes $300,000 relating primarily to new channel start-up costs.

     The following table shows the quarterly trend of selling and administrative expenses in the last three years. The fourth quarter expense in 2001 was favorably affected by the recording of an increase in vendor allowances and in 2000 was affected adversely by an increase in employee benefit expense.

                                                                     INCREASE (DECREASE) VS. SAME
                                        SELLING & ADMINISTRATIVE       QUARTER IN PREVIOUS YEAR
                                       ---------------------------   -----------------------------
                                                        PERCENTAGE                     PERCENTAGE
QUARTER                                    AMOUNT        OF SALES        AMOUNT          POINTS
-------                                --------------   ----------   ---------------   -----------
                                       (IN THOUSANDS)                (IN THOUSANDS)
1999
  1st................................      $3,580           8.0%          $206            (0.3)%
  2nd................................       3,620           8.5            253            (0.4)
  3rd................................       3,821           8.8            463             0.2
  4th................................       3,213           8.9             (3)            1.2
2000
  1st................................       3,772           8.6            192             0.6
  2nd................................       3,812           9.9            192             1.4
  3rd................................       3,309           8.5           (512)           (0.3)
  4th................................       3,794          11.6            581             2.7
2001
  1st................................       3,267           8.3           (505)           (0.3)
  2nd................................       3,294           8.3           (518)           (1.6)
  3rd................................       3,387           8.5             78             0.0
  4th................................       2,921           8.7           (873)           (2.9)

INTEREST EXPENSE

     In 2001, net interest expense decreased $374,000 or 22.7% compared to 2000. The decrease was primarily due to a decrease in the prime lending and LIBOR based rates in 2001. The weighted average interest rate was 7.10% for 2001 compared to 9.46% in 2000.

     In 2000, net interest expense increased $243,000 or 17.3% over 1999 due to higher interest rates and additional borrowings to fund the net operating loss and to maximize cash discounts on purchases.

INCOME TAXES

     For information concerning income tax provisions for 2001, 2000 and 1999, as well as information regarding differences between effective tax rates and statutory tax rates, see Note 6 of our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     In 2001, we purchased 58,200 shares of our common stock and issued 13,500 shares under the employee stock purchase plan. During 2000, we purchased 138,000 shares of our common stock and issued 44,700 shares under the employee stock purchase plan, as discussed in Note 10 of our financial statements.

     In 2001, we financed our working capital requirements with a line of credit under which we may borrow up to 85% of eligible receivables and 50% of eligible inventory up to $6,000,000. In December 2001, we received an extension to our working capital line that will become annually renewable in April 2003. In February 2002, we executed a working capital line increase and extension. This new line allows for a maximum borrowing of $28,000,000 and is based on 85% of eligible receivables and 50% of eligible inventory up to $11,000,000. This new line has a maturity date of April 30, 2005. The borrowings bear interest at the prime interest rate or, at our option, 2 1/2% over LIBOR (2 1/4% beginning the 2nd quarter of 2002 if we meet certain requirements). Our trade receivables and inventory secure the borrowings. Actual borrowings under lines of credit and the average interest rate were as follows during the past three years:

                                                                         WEIGHTED
                                                                         AVERAGE    YEAR-END
                                AVERAGE       YEAR-END       MAXIMUM     INTEREST   INTEREST
                             BORROWINGS(1)   BORROWINGS    BORROWINGS    RATE(2)      RATE
                             -------------   -----------   -----------   --------   --------
1999.......................   $14,718,000    $16,217,000   $19,944,000     8.41%      8.50%
2000.......................    16,749,000     21,069,000    21,069,000     9.19       9.50
2001.......................    18,667,000     17,518,000    22,923,000     6.97       4.64(3)

---------------

(1) The average amount outstanding during the period was computed by dividing the daily outstanding principal balances by the number of days of the year.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense including availability fees by the average borrowings.

(3) The year-end interest rate reflected for 2001 represents the LIBOR rate on the first $15,000,000 of borrowings. The remaining balance was subject to the prime rate of 4.75%.

     Average borrowings in 2001 increased as a result of our repayment of term debt and capital expenditures.

     Average borrowings in 2000 increased from 1999 as a result of the company's net operating loss and effort to maximize cash discounts on purchases.

                                                    PAYMENTS DUE BY PERIOD
                                       -------------------------------------------------
                                                 LESS THAN    1 - 3     4 - 5    AFTER 5
CONTRACTUAL OBLIGATIONS                 TOTAL     1 YEAR      YEARS     YEARS     YEARS
-----------------------                -------   ---------   -------   -------   -------
Long Term Debt.......................  $18,112    $   280    $17,832   $    --   $    --
Capital Lease Obligations............      247         54        101        92        --
Operating Leases.....................    2,070        765      1,088       217        --
                                       -------    -------    -------   -------   -------
Total................................  $20,429    $ 1,099    $19,021   $   309   $    --
                                       =======    =======    =======   =======   =======

     In February 2002, we negotiated an amendment to our working capital line that extended the maturity date to April 2005. We believe our new credit facility is adequate to finance our current working capital needs. We believe that we will have sufficient cash flow from operations and available capacity under the Credit Facility, to fund both our current operations and anticipated internal expansion, for the current year and for the subsequent two years remaining on the Credit Facility.

     On an historical basis, net cash provided by (used in) operating activities for fiscal years 2001, 2000 and 1999 was $5,743,000, ($1,680,000) and $746,000,
respectively. The change from 2000 to 2001 was due to the increase in net income and a significant decrease in current assets (mainly trade accounts receivable - see discussion below) partially offset by a decrease in accounts payable and accrued expenses. The change from 1999 to 2000 was mainly due to the net loss in 2000. The change from 1998 to 1999 was primarily due to changes in accounts payable and accrued expenses, accounts receivable and inventory.

     Trade receivables decreased $6,503,000 or 29.1% and decreased $801,000 or 3.5% at December 31, 2001 and 2000, respectively, compared to the prior year. Although fourth quarter sales were 2.9% above the same quarter in 2000, trade receivables were down significantly due the effect of aggressive promotions offered to our customers in the fourth quarter of 2001. These promotions helped increase sales by offering incentive rebates to customers instead of extended dating terms provided in prior years.

     Fourth quarter sales in 2000 were lower than the same quarter in 1999 and consequently trade receivables were also lower.

     The following are the number of inventory items carried and average inventory turns for the last three years.

                                                              NUMBER OF    AVERAGE
                                                                ITEMS     INVENTORY
                                                               CARRIED      TURNS
                                                              ---------   ---------
1999........................................................   36,450        5.4
2000........................................................   35,531        4.9
2001........................................................   34,130        4.5

     At December 31, 2001, inventories decreased $245,000 or 1.4% compared to the prior year, mainly due to fewer year-end purchases made to reach annual vendor incentive requirements. At December 31, 2000 inventories decreased $687,000 or 3.8% compared to 1999. The decrease in 2000 was at a rate less than the annual decrease in sales due to lower than average inventory turns.

     Capital expenditures in 2001 were $1,214,000. Depreciation and amortization for 2001 was $1,261,000. We have no commitments for material capital expenditures pending for 2002.

INTEREST RATE RISK

     The following discussion about our interest rate risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     Our principal credit agreement bears a floating interest rate based on the prime rate or, at our option, 2 1/2% over LIBOR. Accordingly, we are subject to market risk associated with changes in interest rates. At December 31, 2001, $17,518,000 was outstanding under the credit agreement. For 2001, the average principal amount outstanding under the credit agreement was $18,667,000. Assuming the average amount outstanding under the credit agreement during 2002 is equal to such average amount outstanding during 2001, a 1% increase in the applicable interest rate during 2002 would result in additional interest expense of approximately $186,670, which would reduce cash flow and pre-tax earnings dollar for dollar.

     At December 31, 2001 the prime rate was 4.75% and currently it is 4.75%.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     For information concerning the impact of recently issued accounting standards, see Note 1 to the financial statements.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements. Use of words such as "expects" and "believes" indicates the presence of forward-looking statements. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on us will be those anticipated by management. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are the following:

     - competitive pressures on sales and pricing, including those from other wholesale distributors and those from retailers in competition with our customers;

     - our ability to achieve projected cost savings from our warehouse modernization program and ongoing cost reduction efforts;

     - changes in cost of goods and the effect of differential terms and conditions available to our larger competitors;

     - uncertainties associated with any acquisition we may seek to implement;
       and

     - changes in general economic conditions, including increases in interest rates.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Moore-Handley, Inc.

     We have audited the accompanying balance sheets of Moore-Handley, Inc. as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moore-Handley, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Birmingham, Alabama
March 1, 2002

                              MOORE-HANDLEY, INC.

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                         2001           2000           1999
                                                     ------------   ------------   ------------
Net sales..........................................  $152,790,000   $154,065,000   $167,217,000
Cost of merchandise sold...........................   128,184,000    129,908,000    140,310,000
Warehouse and delivery expense.....................     9,230,000     10,132,000     10,822,000
                                                     ------------   ------------   ------------
Cost of sales......................................   137,414,000    140,040,000    151,132,000
                                                     ------------   ------------   ------------
Gross profit.......................................    15,376,000     14,025,000     16,085,000
Selling and administrative expenses................    12,869,000     14,687,000     14,234,000
                                                     ------------   ------------   ------------
Operating income (loss)............................     2,507,000       (662,000)     1,851,000
Interest expense, net..............................     1,276,000      1,650,000      1,407,000
                                                     ------------   ------------   ------------
Income (loss) before provision for income tax
  (benefit)........................................     1,231,000     (2,312,000)       444,000
Income tax (benefit)...............................       443,000       (759,000)       145,000
                                                     ------------   ------------   ------------
Net income (loss)..................................  $    788,000   $ (1,553,000)  $    299,000
                                                     ============   ============   ============
Per share data:
  Net income (loss) per common share...............  $       0.44   $      (0.82)  $       0.16
                                                     ============   ============   ============
Weighted average common shares outstanding.........     1,795,000      1,903,000      1,881,000
                                                     ============   ============   ============

                            See accompanying notes.

                              MOORE-HANDLEY, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Cash flows from operating activities:
  Net income (loss)...................................  $   788,000   $(1,553,000)  $   299,000
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization....................    1,261,000     1,302,000     1,226,000
     Provision for doubtful accounts..................      500,000       300,000       300,000
     Gain on sale of equipment........................      (11,000)           --            --
     Deferred income taxes............................      260,000      (565,000)      126,000
     Change in assets and liabilities:
       Trade and other receivables....................    3,873,000       879,000       281,000
       Merchandise inventory..........................      245,000       687,000      (602,000)
       Prepaid expenses...............................      103,000       227,000      (154,000)
       Prepaid pension cost...........................      222,000        93,000        45,000
       Loan to officers...............................           --            --       (60,000)
       Accounts payable and accrued expenses..........   (1,721,000)   (2,827,000)     (715,000)
       Refundable or accrued income taxes.............      223,000      (223,000)           --
                                                        -----------   -----------   -----------
          Total adjustments...........................    4,955,000      (127,000)      447,000
                                                        -----------   -----------   -----------
Net cash provided by (used in) operating activities...    5,743,000    (1,680,000)      746,000
Cash flows from investing activities:
  Capital expenditures................................   (1,214,000)   (1,862,000)   (1,462,000)
  Proceeds from sale of equipment.....................       11,000            --            --
                                                        -----------   -----------   -----------
  Net cash used in investing activities...............   (1,203,000)   (1,862,000)   (1,462,000)
Cash flows from financing activities:
  Sale (purchase) of treasury stock...................      (65,000)      (71,000)      122,000
  Net borrowings (repayments) under bank loans........   (3,551,000)    4,852,000     1,787,000
  Principal payments under long-term debt.............   (1,170,000)   (1,247,000)   (1,269,000)
  Additional long-term borrowings.....................      258,000            --            --
                                                        -----------   -----------   -----------
  Net cash provided by (used in) financing
     activities.......................................   (4,528,000)    3,534,000       640,000
                                                        -----------   -----------   -----------
  Net increase (decrease) in cash and cash
     equivalents......................................       12,000        (8,000)      (76,000)
Cash and cash equivalents at beginning of year........       38,000        46,000       122,000
                                                        -----------   -----------   -----------
Cash and cash equivalents at end of year..............  $    50,000   $    38,000   $    46,000
                                                        ===========   ===========   ===========
Supplemental Disclosures of Cash Flow Information;
Cash paid (refunded) during the year for:
  Interest............................................  $ 1,435,000   $ 1,797,000   $ 1,636,000
  Income taxes........................................     (102,000)       26,000       250,000

                            See accompanying notes.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                              MOORE-HANDLEY, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                  2001          2000
                                                              ------------   -----------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $     50,000   $    38,000
  Trade receivables, net of allowance for doubtful accounts
    of $1,028,000 in 2001 and $1,079,000 in 2000............    15,815,000    22,318,000
  Other receivables.........................................     5,413,000     3,283,000
  Merchandise inventory.....................................    17,377,000    17,622,000
  Prepaid expenses..........................................       209,000       312,000
  Refundable income taxes...................................            --       223,000
  Deferred income taxes.....................................       610,000       615,000
                                                              ------------   -----------
         Total current assets...............................    39,474,000    44,411,000
Prepaid pension cost........................................       786,000     1,008,000
Property and equipment:
      Land..................................................       718,000       718,000
      Buildings.............................................     9,983,000     9,676,000
      Equipment.............................................     8,804,000     8,144,000
      Less accumulated depreciation.........................   (10,732,000)   (9,726,000)
                                                              ------------   -----------
      Net property and equipment............................     8,773,000     8,812,000
Deferred charges, net of accumulated amortization of $90,000
  in 2000...................................................            --         8,000
                                                              ------------   -----------
         Total assets.......................................  $ 49,033,000   $54,239,000
                                                              ============   ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 14,673,000   $16,927,000
  Accrued payroll...........................................       893,000       464,000
  Other accrued liabilities.................................     1,333,000     1,229,000
  Long-term debt due within one year........................       334,000     1,158,000
                                                              ------------   -----------
         Total current liabilities..........................    17,233,000    19,778,000
Long-term debt, less amount due within one year.............    18,025,000    21,664,000
Deferred income taxes.......................................       926,000       671,000
Commitments (Note 5)........................................            --            --
Stockholders' equity:
  Common stock, $.10 par value; 10,000,000 shares
    authorized; 2,510,040 shares issued.....................       251,000       251,000
  Common stock subscribed, 112,000 shares subscribed........        11,000        11,000
  Capital in excess of par value............................    13,150,000    13,166,000
  Retained earnings.........................................     2,132,000     1,355,000
  Less:
    Treasury stock, at cost, 736,097 shares and 691,397
     shares in 2001 and 2000, respectively..................    (2,417,000)   (2,363,000)
    Common stock subscription receivable....................      (278,000)     (294,000)
                                                              ------------   -----------
         Total stockholders' equity.........................    12,849,000    12,126,000
                                                              ------------   -----------
         Total liabilities and stockholders' equity.........  $ 49,033,000   $54,239,000
                                                              ============   ===========

                            See accompanying notes.

                              MOORE-HANDLEY, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                        COMMON STOCK
                                   COMMON STOCK          SUBSCRIBED       CAPITAL IN                     TREASURY STOCK
                               --------------------   -----------------    EXCESS OF     RETAINED    ----------------------
                                SHARES      AMOUNT    SHARES    AMOUNT     PAR VALUE     EARNINGS     SHARES      AMOUNT
                               ---------   --------   -------   -------   ----------    ----------   --------   -----------
Balance at December 31,
  1998.......................  2,510,040   $251,000   112,000   $11,000   $13,166,000   $2,826,000    655,497   $(2,631,000)
Net income...................         --         --        --        --            --      299,000         --            --
Sale of treasury stock.......         --         --        --        --            --      (29,000)   (57,400)      151,000
                               ---------   --------   -------   -------   -----------   ----------   --------   -----------
Balance at December 31,
  1999.......................  2,510,040    251,000   112,000    11,000    13,166,000    3,096,000    598,097    (2,480,000)
Net loss.....................         --         --        --        --            --   (1,553,000)        --            --
Sale of treasury stock.......         --         --        --        --            --     (188,000)   (44,700)      284,000
Purchases of treasury
  stock......................         --         --        --        --            --                 138,000      (167,000)
                               ---------   --------   -------   -------   -----------   ----------   --------   -----------
Balance at December 31,
  2000.......................  2,510,040    251,000   112,000    11,000    13,166,000    1,355,000    691,397    (2,363,000)
Net income...................         --         --        --        --            --      788,000         --            --
Loans repaid.................         --         --        --        --       (16,000)          --         --            --
Sale of treasury stock.......         --         --        --        --            --      (11,000)   (13,500)       44,000
Purchases of treasury
  stock......................         --         --        --        --            --           --     58,200       (98,000)
                               ---------   --------   -------   -------   -----------   ----------   --------   -----------
Balance at December 31,
  2001.......................  2,510,040   $251,000   112,000   $11,000   $13,150,000   $2,132,000    736,097   $(2,417,000)
                               =========   ========   =======   =======   ===========   ==========   ========   ===========

                                  COMMON
                                   STOCK           TOTAL
                               SUBSCRIPTIONS   STOCKHOLDERS'
                                RECEIVABLE        EQUITY
                               -------------   -------------
Balance at December 31,
  1998.......................    $(294,000)     $13,329,000
Net income...................           --          299,000
Sale of treasury stock.......           --          122,000
                                 ---------      -----------
Balance at December 31,
  1999.......................     (294,000)      13,750,000
Net loss.....................           --       (1,553,000)
Sale of treasury stock.......           --           96,000
Purchases of treasury
  stock......................           --         (167,000)
                                 ---------      -----------
Balance at December 31,
  2000.......................     (294,000)      12,126,000
Net income...................           --          788,000
Loans repaid.................       16,000               --
Sale of treasury stock.......           --           33,000
Purchases of treasury
  stock......................           --          (98,000)
                                 ---------      -----------
Balance at December 31,
  2001.......................    $(278,000)     $12,849,000
                                 =========      ===========

                            See accompanying notes.

                              MOORE-HANDLEY, INC.

NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     We are a full-service distributor of plumbing and electrical supplies, power and hand tools, paint and paint sundries, lawn and garden equipment and other hardware and building materials products. We service customers, throughout the Southeast, including retail home centers, hardware stores, building materials dealers, paint stores, combination stores, a limited number of mass merchandisers, businesses and institutions.

  CASH

     We consider all highly liquid securities with maturity at the time of purchase of three months or less to be cash. As of December 31, 2001, we had no such instruments.

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

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We maintain an allowance for doubtful accounts to reflect expected credit losses. We provide for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the credit worthiness of each customer. Furthermore, these judgments must be continually evaluated and updated. If the financial condition of our customers were to deteriorate, resulting in impairment in their ability to make payments, additional allowances may be required in future periods.

  CERTAIN CONCENTRATIONS

     We are a wholesaler of hardware and building materials products and as such grant credit to our customers, most of whom are independent retailers located in the Southeast. We perform periodic credit evaluations of our customers' financial condition and obtain personal guarantees and/or security interests where we deem necessary. No customer or affiliated group of customers accounted for more than 2% of net sales for 2001, 2000 and 1999.

     As of December 31, 2001, we employed 391 persons of whom 177 are subject to a collective bargaining agreement expiring in December 2004.

  MERCHANDISE INVENTORY

     We state our inventory at the lower of average cost or market. An allowance for obsolete or excess inventory is maintained to reflect the estimated net realizable value of the inventory based on current market conditions and the inventory's recent historical movement and future demands. If actual market conditions and future demand are less favorable than we project, additional inventory provisions may be required.

  OTHER RECEIVABLES

     Other receivables consist primarily of vendor rebates and vendor allowances receivable (see Note 2). We record the credits and payments as a reduction of cost of sales at the point in time at which the activities required by the supplier related to the credit or payment are completed, the amount is fixed and determinable, and collectibility is reasonably assured. Arrangements with suppliers for volume incentives are typically based

                              MOORE-HANDLEY, INC.

on a contractual arrangement covering a one-year or less period of time providing for incentives based on purchasing volumes. We are not obligated to purchase a specified volume of the product.

  PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings...................................................   25-40 years
Equipment...................................................    3-15 years

  INCOME TAXES

     Deferred income taxes are provided for temporary differences between financial and income tax reporting, primarily related to depreciation, inventory valuation and certain accrued costs. We continuously assess the need for valuation allowances on recorded deferred tax assets and establish an allowance when we believe it is more likely than not that the asset will not be realized.

  IMPAIRMENT AND DEPRECIATION OF LONG-LIVED ASSETS

     We estimate the depreciable lives of property and equipment when purchased and evaluate those lives when facts and circumstances change. In regards to impairment, we have early adopted Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Under SFAS No. 144, when events and circumstances indicate that long-lived assets used in operations may be impaired and the undiscounted cash flows estimated to be generated from those assets are less than their carrying values, we record an impairment loss equal to the excess of the carrying value over the fair value. Long-lived assets held for disposal are valued at the lower of the carrying value or fair value less disposal costs. The adoption of SFAS 144 had no significant impact on our financial condition or results of operations.

  PENSIONS

     We have pension benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Periodic changes in these key assumptions, along with changes in head count, could have a significant impact on future pension costs and recorded pension liabilities.

  STOCK OPTION ACCOUNTING

     We account for our stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), under which no compensation cost has been recognized.

  INCOME OR LOSS PER COMMON SHARE

     Basic net income or loss per share is computed using the weighted average number of common shares outstanding. Diluted net income or loss per share is computed using the weighted average number of common shares outstanding plus the effect of dilutive stock options.

                              MOORE-HANDLEY, INC.

  REVENUE RECOGNITION

     We recognize revenues, net of estimated sales returns, discounts and allowances, when goods are shipped, title has passed, the sales price is fixed and the collectibility is reasonably assured. We assume no significant obligations after goods are shipped. Regarding our direct shipment program, sales are recorded gross in our statements of operations since we act as principal in the sales transaction and assume the credit risk.

     We record provisions for estimated sales returns and allowances on sales in the same period as the related sales are recorded. These estimates are based on historical sales returns and analyses of credit memo data and other known factors. If the historic data we use to calculate these estimates does not properly reflect future returns and allowances, net sales could either be understated or overstated.

     In September 2000, the Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10). EITF 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the consolidated financial statements. Shipping and handling costs associated with inbound freight are included in cost of sales. Shipping and handling fees billed to customers are included in delivery, selling, general and administrative expenses and totaled $169,164, $102,255 and $48,345 in 2001, 2000 and 1999, respectively.

     Statement of Position 93-7, Reporting on Advertising Costs, requires the disclosure of advertising costs. We expense the cost of advertising when incurred. Advertising expense was immaterial and did not have a significant impact on expenses for the years 2001, 2000 and 1999.

  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     We adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. SFAS No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either offset against the change in fair value of the hedged item through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of this statement did not have a significant impact on our financial statements.

  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 eliminates amortization of goodwill and requires an impairment-only model to record the value of goodwill. SFAS No. 142 requires that impairment be tested at least annually at the reporting unit level, using a two-step impairment test. Purchased intangibles with indefinite economic lives will be tested for impairment annually using a lower of cost or market approach. Other intangibles will continue to be amortized over their useful lives and reviewed for impairment when the facts and circumstances suggest that they may be impaired. The adoption of SFAS No. 142 is not expected to have a significant impact on our financial condition and results of operation.

2.  OTHER RECEIVABLES

     Other receivables increased $2,130,000 or 64.9% due to an increase in vendor rebates and allowances receivable. Most of the increase was due to negotiated increases in vendor payments of rebates and allowances to be collected after year-end, including Mart booth fees that historically were charged and collected during the year, but were converted to a fixed vendor charge or a calculated rebate based on annual volume during 2001.

                              MOORE-HANDLEY, INC.

     The following table illustrates the content of other receivables as presented in our financial statements:

                                                                 2001         2000
                                                              ----------   ----------
Vendor Rebates Receivable...................................  $2,470,000   $2,300,000
Vendor Allowances Receivable................................   2,678,000      863,000
Other Miscellaneous Receivables.............................     265,000      120,000
                                                              ----------   ----------
                                                              $5,413,000   $3,283,000
                                                              ==========   ==========

3.  LOANS TO OFFICERS

     In 1999, we loaned an officer $60,000. This loan bears interest at our average rate during the previous year, and the officer is required to make scheduled interest payments each April 1 over the term of the loan. In addition, the officer is required to make principal payments equal to one-third of any annual bonus received. This note is due and payable in full in April 2004. The principal balance outstanding as of December 31, 2001 was $57,481.

4.  LONG-TERM DEBT

     Long-term debt at December 31, 2001 and 2000, includes obligations under capital leases, a term loan and a revolving line of credit all of which approximates fair value. At December 31, 2000, we also had outstanding long-term debt for industrial development bonds for our Pelham facility. These bonds retired in November 2001.

     Long-term debt at December 31 consisted of:

                                                                2001          2000
                                                             -----------   -----------
Industrial development bonds (paid in full at December 31,
  2001, variable rate of 8.74% at December 31, 2000).......  $        --   $   809,000
Note payable to bank (fixed rate of 8.25%; due January
  2004)....................................................      595,000       881,000
Line of credit (variable rate of 4.64% and 9.50% at
  December 31, 2001 and 2000, respectively; due April
  2003)....................................................   17,517,000    21,069,000
Capital lease obligations..................................      247,000        63,000
                                                             -----------   -----------
                                                              18,359,000    22,822,000
Less current maturities....................................     (334,000)   (1,158,000)
                                                             -----------   -----------
                                                             $18,025,000   $21,664,000
                                                             ===========   ===========

     We were party to lease agreements with an industrial development board, which were accounted for as asset purchases. Under the agreements, industrial development bonds were issued and the proceeds used to purchase land of $534,000 and building and equipment of $8,881,000. We had an unconditional obligation to pay the principal and interest at 92% of the prime rate on the bonds and had options to purchase the property for a nominal cost at the expiration of the lease. The bonds were paid in full as of December 31, 2001. At December 31, 2000, the prime rate was 9.5%. Subsequent to year-end, we exercised our option to purchase the property for a nominal cost.

     We have financed the purchase of transportation and computer equipment with leases. These leases are being accounted for as capital leases. Annual installments of principal on all capital leases decrease from approximately $133,000 in 2001 to $49,000 in 2002. The amortization expense relating to these leases is combined with depreciation expense.

                              MOORE-HANDLEY, INC.

     The assets purchased under capital leases include:

                                                                2001          2000
                                                             -----------   -----------
Land, building and equipment...............................  $10,304,380   $10,052,000
Less accumulated amortization..............................   (6,169,000)   (5,863,000)
                                                             -----------   -----------
Net land, building and equipment...........................  $ 4,135,380   $ 4,189,000
                                                             ===========   ===========

     We have financed a $2,000,000 warehouse modernization program with a term loan payable in equal monthly principal payments through January 2004, together with interest at 8.25%.

     In March 2000, we executed a working capital line and extension. This new line allows for a maximum borrowing of $24,000,000 and, in addition to 85% of eligible receivables, it is secured with 50% of eligible inventory up to $6,000,000. In December 2001, we received an extension to our working capital line that will become annually renewable in April 2003. We believe this credit facility is adequate to finance our working capital needs.

     Maturity of long-term debt is as follows:

2002........................................................  $   334,000
2003........................................................   17,856,000
2004........................................................       77,000
2005........................................................       57,000
2006........................................................       35,000
                                                              -----------
                                                              $18,359,000
                                                              ===========

     In February 2002, we negotiated an amendment to our working capital line that extended the maturity date to April 2005. The amendment will allow maximum borrowings of $28,000,000 and will be secured with 50% of eligible inventory up to $11,000,000. The interest rate on the facility will remain at prime rate or, at our option, 2 1/2% over LIBOR (2 1/4% beginning the 2nd quarter of 2002 if we meet certain requirements).

     Interest expense on long-term debt bank loans and capital lease obligations for the years ended December 31, 2001, 2000 and 1999 was $1,422,000, $1,797,000
and $1,555,000, respectively.

5.  COMMITMENTS

     Total future rental payments under non-cancelable operating leases that expire in 2006 are $2,070,000. Annual rentals for the remainder of the lease terms are as follows:

2002........................................................   $  765,000
2003........................................................      573,000
2004........................................................      515,000
2005........................................................      213,000
2006........................................................        4,000
                                                               ----------
                                                               $2,070,000
                                                               ==========

     Rental expense was $1,078,000, $1,082,000 and $1,107,000 in 2001, 2000 and
1999, respectively.

                              MOORE-HANDLEY, INC.

6.  INCOME TAX

     The provision for income tax expense (benefit) consists of the following:

                                                        2001       2000        1999
                                                      --------   ---------   --------
Current:
  Federal...........................................  $141,000   $(194,000)  $ 20,000
  State.............................................    41,000          --         --
Deferred............................................   261,000    (565,000)   125,000
                                                      --------   ---------   --------
                                                      $443,000   $(759,000)  $145,000
                                                      ========   =========   ========

     The deferred income tax assets and liabilities are reflected in the balance sheets as follows:

                                                                2001        2000
                                                              --------   ----------
Deferred Tax Assets:
  Accrued vacation..........................................  $174,000   $  109,000
  Allowance for doubtful accounts...........................   379,000      398,000
  Accrued health insurance costs............................    57,000       52,000
  NOL carryforward -- federal...............................        --      396,000
  Inventory.................................................    57,000      108,000
                                                              --------   ----------
                                                               667,000    1,063,000
Deferred Tax Liabilities:
  Depreciation..............................................   693,000      747,000
  Provision for pension expenses............................   290,000      372,000
                                                              --------   ----------
                                                               983,000    1,119,000
                                                              --------   ----------
Net liability...............................................  $316,000   $   56,000
                                                              ========   ==========

     The provision for income taxes (benefit) differs from the statutory federal income tax rate as a result of the following:

                                                              PERCENT OF PRE-TAX
                                                                    INCOME
                                                              ------------------
                                                              2001   2002   1999
                                                              ----   ----   ----
Statutory U.S. income tax rate..............................   34%   (34)%   34%
Increase in rates resulting from:
  State income taxes -- net of federal benefit..............    3     --     --
  Non-deductible meals and entertainment....................    2      1     11
Section 170(e)(3) deduction.................................   --     --    (15)
Other non-deductible items..................................   (3)    --      3
                                                               --    ---    ---
Effective income tax rate...................................   36%   (33)%   33%
                                                               ==    ===    ===

7.  PENSION PLANS

     We have two trusteed, noncontributory, qualified defined benefit pension plans covering substantially all of our employees. Retirement benefits are provided based on employees' years of service and earnings. Contributions to the pension plans are based on the amount necessary to fund the net periodic pension cost. Contributions are limited to the amount that can be currently deducted for federal income tax purposes and

                              MOORE-HANDLEY, INC.

are based on the amount necessary to fund the minimum level required by the Employee Retirement Income Security Act of 1974.

     Net periodic pension cost for the last three years included the following components:

                                                      2001        2000        1999
                                                    ---------   ---------   ---------
Service cost -- benefits earned during the
  period..........................................  $ 359,000   $ 336,000   $ 315,000
Interest cost on projected benefit obligation.....    500,000     462,000     469,000
Expected return on assets.........................   (537,000)   (507,000)   (528,000)
Net amortization and deferral.....................     15,000     119,000     119,000
                                                    ---------   ---------   ---------
Net periodic pension cost.........................  $ 337,000   $ 410,000   $ 375,000
                                                    =========   =========   =========

     The following table sets forth benefit obligations, the assets of the plans and the amount of the net prepaid pension cost recognized in the balance sheets as of December 31, 2001 and 2000.

                                                                 2001         2000
                                                              ----------   ----------
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $7,297,000   $7,039,000
  Service costs.............................................     359,000      336,000
  Interest costs............................................     501,000      462,000
  Actuarial loss............................................     175,000      111,000
  Benefits paid.............................................    (418,000)    (651,000)
                                                              ----------   ----------
  Benefit obligation at end of year.........................  $7,914,000   $7,297,000
                                                              ==========   ==========
Change in plan assets:
  Fair value of plan assets at beginning of year............  $7,660,000   $7,537,000
  Actual return on plan assets..............................     462,000      457,000
  Company contributions.....................................     115,000      317,000
  Benefits paid.............................................    (418,000)    (651,000)
                                                              ----------   ----------
  Fair value of assets at end of year.......................  $7,819,000   $7,660,000
                                                              ==========   ==========
  Funded status of plan (under) over funded.................  $  (95,000)  $  363,000
  Unrecognized obligations at transition....................      34,000       37,000
  Unrecognized net actuarial loss...........................     785,000      534,000
  Unrecognized prior service cost...........................      62,000       74,000
                                                              ----------   ----------
  Prepaid pension cost......................................  $  786,000   $1,008,000
                                                              ==========   ==========

     The assumptions used to measure the projected benefit obligations and the expected earnings on plan assets at December 31 for the last three years were:

Weighted average discount rate..............................     7%
Long-term rate of return on assets..........................     7%
Increase in future compensation levels......................     4%

     In addition, we have 401(k) savings plans covering substantially all employees. There were no employer contributions made in 2001, 2000 or 1999.

                              MOORE-HANDLEY, INC.

8.  SEGMENT REPORTING

     We operate in one business segment. Revenues from products are as follows:

                                                 2001           2000           1999
                                             ------------   ------------   ------------
Electrical and plumbing supplies...........  $ 31,702,000   $ 34,819,000   $ 35,450,000
Home center products (including lawn and
  garden equipment, paint, sporting goods
  and appliances)..........................    27,389,000     33,278,000     37,457,000
Building supplies (including aluminum
  windows and doors, roofing products and
  lumber)..................................    36,679,000     35,743,000     41,135,000
General and shelf hardware (including power
  and hand tools, lock sets and wire
  products)................................    57,020,000     50,225,000     53,175,000
                                             ------------   ------------   ------------
                                             $152,790,000   $154,065,000   $167,217,000
                                             ============   ============   ============

9.  INCENTIVE COMPENSATION PLAN

     On May 23, 1991, the stockholders approved the 1991 Incentive Compensation Plan pursuant to which a maximum aggregate of 460,000 shares of common stock may be issued to employees and directors until April 12, 2001. On April 26, 2001, the stockholders approved the 2001 Incentive Compensation Plan pursuant to which a maximum aggregate of 460,000 shares of common stock may be issued to employees and directors until March 23, 2011.

     We have elected to follow APB No. 25 and related interpretations in accounting for our employee stock options. Under APB No. 25, because the exercise price for the employees' stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized. These options vest either in six months after the date of grant or in equal annual installments over five years.

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123), and has been determined as if we had accounted for our employee stock options under the fair value method of Statement No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average calculations for 2001, 2000 and 1999; risk-free interest rate of 5.7%, 6.1%, and 7%, respectively; dividend yield of 0%; volatility factor of the expected market price of our common stock of .34, .28, and .31, respectively; and a weighted-average expected life of the option of 10.0, 10.0, and 10.0 years. The weighted average grant date fair value of options granted during 2001 was $.57.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                                       2001        2000         1999
                                                     --------   -----------   --------
Pro forma net income (loss)........................  $721,000   $(1,617,000)  $251,000
                                                     ========   ===========   ========
Pro forma net income (loss) per share -- basic.....  $   0.40   $     (0.85)  $   0.05
                                                     ========   ===========   ========

                              MOORE-HANDLEY, INC.

     The following table shows the shares under these plans:

                                     2001                 2000                 1999
                              ------------------   ------------------   ------------------
                                        WEIGHTED             WEIGHTED             WEIGHTED
                                        AVERAGE              AVERAGE              AVERAGE
                                        EXERCISE             EXERCISE             EXERCISE
                              SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                              -------   --------   -------   --------   -------   --------
Outstanding at beginning of
  year.....................   221,000    $3.121    215,000    $3.337    186,000    $3.817
Granted....................   261,000     1.127      6,000     1.063     44,000     1.875
Exercised..................        --        --         --        --         --        --
Forfeited..................    35,000     1.707         --        --     15,000     1.875
Expired....................    20,000     4.555         --        --         --        --
                              -------              -------              -------
Outstanding at end of
  year.....................   427,000    $2.039    221,000    $3.121    215,000    $3.337
                              =======    ======    =======    ======    =======    ======
Exercisable at end of
  year.....................   182,000    $3.273    221,000    $3.121    175,000    $3.832
                              =======    ======    =======    ======    =======    ======

     The range of exercise prices of the outstanding options and exercisable options at December 31, 2001 are as follows:

                               NUMBER OF
                 NUMBER OF    OUTSTANDING
EXERCISE PRICE  EXERCISABLE   EXERCISABLE    EXERCISABLE
    RANGE         SHARES        SHARES         THROUGH
--------------  -----------   -----------   -------------
    $4.750          4,000         4,000      April 2005
     3.500          4,000         4,000      April 2006
     3.375          4,000         4,000      April 2007
     2.438          4,000         4,000      April 2008
     1.875          4,000         4,000      April 2009
     1.625          6,000         6,000      April 2010
     1.080          6,000         6,000      April 2011
     3.375         75,000        75,000     November 2006
     3.267         75,000        75,000     January 2007
     1.313             --        75,000      August 2010
1.030 to 1.090         --        90,000       June 2011
1.030 to 1.090         --        80,000     December 2011
                  -------       -------
                  182,000       427,000
                  =======       =======

10.  COMMON STOCK SUBSCRIPTIONS RECEIVABLE

     During 1998, the stockholders approved the Employee Stock Purchase Plan (the "Plan"). The Plan is designed to encourage and facilitate stock ownership to its employees by providing a continued opportunity to purchase common stock, generally through voluntary after-tax payroll deductions. The price per share of the common stock shall be 85% of the fair market value on the date of the grant of the option for the qualified stock purchases and shall not be less than 100% of the fair market value on the date of the grant of the option for the non-qualified stock options. During 2001, 13,500 shares were issued under this Plan from treasury stock compared to 44,700 shares in 2000.

                              MOORE-HANDLEY, INC.

     In connection with the Employee Stock Purchase Plan formed in 1998, certain individuals issued three-year promissory notes to us whereby the individuals are obligated to pay annual interest of 8.5% and a balloon principal payment no later than June 30, 2001. These notes are secured by related shares of common stock. In June 2001, one note was paid in full and the others were amended to extend their maturity date to June 2003. The amended promissory notes are also payable on demand and the interest rates have been reset to our average cost of borrowing plus 2.25%.

11.  EARNINGS PER SHARE

     Basic and diluted earnings per share were the same for 2001, 2000 and 1999. The numerator for basic and diluted earnings per share includes net income
(loss) of $788,000, ($1,553,000) and $299,000 for 2001, 2000 and 1999,
respectively. The denominator for diluted earnings per share includes weighted average common shares and common stock equivalents outstanding of 1,845,000, 1,903,000 and 1,883,000 for 2001, 2000 and 1999, respectively. The denominator for basic earnings per share includes weighted average common shares outstanding of 1,795,000, 1,903,000, and 1,881,000 for 2001, 2000 and 1999, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MOORE-HANDLEY, INC.

                                          By:      /s/ GARY C. MERCER
                                            ------------------------------------
                                                       Gary C. Mercer
                                                  Chief Financial Officer
                                            (Principal Accounting and Financial
                                                           Officer)

March 30, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                /s/ WILLIAM RILEY                     Chairman of the Board, Director     March 29, 2002
 ------------------------------------------------       and Chief Executive Officer
                  William Riley


              /s/ MICHAEL J. GAINES                    President and Chief Operating      March 29, 2002
 ------------------------------------------------                 Officer
                Michael J. Gaines


                /s/ GARY C. MERCER                        Chief Financial Officer         March 29, 2002
 ------------------------------------------------
                  Gary C. Mercer


             /s/ PIERCE E. MARKS, JR.                             Director                March 29, 2002
 ------------------------------------------------
               Pierce E. Marks, Jr.


              /s/ MICHAEL B. STUBBS                               Director                March 29, 2002
 ------------------------------------------------
                Michael B. Stubbs


                /s/ MICHAEL PALMER                                Director                March 29, 2002
 ------------------------------------------------
                  Michael Palmer

                              MOORE-HANDLEY, INC.

                               INDEX OF EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
 3(a)    --   Restated Certificate of Incorporation of Company, filed as
              Exhibit 3(a) to the Company's Annual Report on Form 10-K for
              the year ended December 31, 1987 and incorporated herein by reference.
 3(a)-1  --   Amendment to Restated Certificate of Incorporation dated May
              7, 1987, filed as Exhibit 3(a)-1 to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
 3(b)    --   By-laws of the Company, filed as Exhibit 3(d) to the
              Company's Registration Statement on Form S-1 (Reg. No.
              33-3032) and incorporated herein by reference.
 3(b)-1  --   Article VII of By-laws of the Company, as amended May 7,
              1987 filed as Exhibit 3(b)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and
              incorporated herein by reference.
10.1     --   The Moore-Handley, Incorporated Salaried Pension Plan,
              effective January 1, 1985, as amended, filed as Exhibit
              10(n) to the Company's Registration Statement on Form S-1
              (Reg. No. 33-3032) and incorporated herein by reference.
10.2     --   Amendment No. 4 to The Moore-Handley Incorporated Salaried
              Pension Plan, dated February 10, 1992 but effective January
              1, 1987, filed as Exhibit 10(n)-1 to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
10.3     --   Amendment No. 5 to The Moore-Handley Incorporated Salaried
              Pension Plan, dated February 10, 1992 but effective January
              1, 1988, filed as Exhibit 10(n)-2 to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
10.4     --   Amended and Restated Moore-Handley, Inc. Salaried Pension
              Plan, dated February 10, 1992 but effective January 1, 1989, filed as Exhibit 10(n)-3 to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1991 and
              incorporated herein by reference.
10.5     --   Amendment No. 6 to The Moore-Handley Incorporated Salaried
              Pension Plan, dated February 10, 1992, filed as Exhibit
              10(n)-4 to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1991 and incorporated herein by
              reference.
10.6     --   Amendment No. 2 to The Moore-Handley Incorporated Salaried
              Pension Plan, dated December 29, 1994, filed as Exhibit
              10(n)-5 to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1994 and incorporated herein by
              reference.
10.7     --   The Moore-Handley Salaried Employees' Savings Plan and
              Trust, effective January 1, 1985, as amended, filed as
              Exhibit 10(p) to the Company's Registration Statement on
              Form S-1 (Reg. No. 33-3032) and incorporated herein by
              reference.
10.8     --   Amended and restated The Moore-Handley Salaried Employees'
              Savings Plan and Trust dated February 4, 1994 but effective
              January 1, 1989, filed as Exhibit 10(p)-1 to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1994 and incorporated herein by reference.
10.9     --   1991 Incentive Compensation Plan, filed as Exhibit A to the
              Company's Proxy Statement dated April 30, 1991 and
              incorporated herein by reference.
10.10    --   2001 Incentive Compensation Plan, filed as Appendix B to the
              Company's Proxy Statement dated March 30, 2001 and
              incorporated herein by reference.
10.11    --   Amendment to 2001 Incentive Compensation Plan, filed as
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
              for the Quarter ended June 30, 2001 and incorporated herein by reference.

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
10.12    --   The Moore-Handley, Inc. Employees' 401(k) Profit Sharing
              Prototype Non-Standardized Adoption Agreement effective July
              1, 1993, filed as Exhibit 10(gg) to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
10.13    --   Financing Agreement, dated August 7, 1997, between the
              Company and The CIT Group/ Business Credit, Inc. filed as
              Exhibit 10(ii) to the Company's Quarterly Report on Form
              10-Q for the quarter ended June 30, 1997 and incorporated
              herein by reference.
10.14    --   The Moore-Handley, Inc. Employee Stock Purchase Plan filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q
              for the quarter ended March 31, 1999, and incorporated
              herein by reference.
10.15    --   Amendment dated September 24, 1999 to Financing Agreement, dated August 7, 1997, between the Company and The CIT
              Group/Business Credit, Inc. filed as Exhibit 10(a) to the
              Company's Quarterly Report on Form 10Q for the quarter ended
              September 30, 1999 and incorporated herein by reference.
10.16    --   Amendment dated March 10, 2000 to Financing Agreement, dated
              August 7, 1997, between the Company and The CIT
              Group/Business Credit, Inc.
10.17    --   Amendment dated February 14, 2002 to Financing Agreement,
              dated August 7, 1997, between the Company and The CIT
              Group/Business Credit, Inc.
21       --   List of Subsidiaries is incorporated herein by reference to
              Exhibit 9 to the Company's Annual Report on Form 10-K for
              the year ended December 31, 1997.
23       --   Consent of Ernst & Young LLP, Independent Auditors.

                                                      [MOORE-HANDLEY, INC. LOGO]

                                                                   ANNUAL REPORT

                                                    YEAR ENDED DECEMBER 31, 2001