Form 10-Q
period 2002-03-31
MOORE HANDLEY INC /DE/
filed 2002-04-24
CIK 788951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               [  ] FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

               Transition Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                For the transition period from _______ to _______

                         COMMISSION FILE NUMBER 0-14324
                                                -------

                               MOORE-HANDLEY, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                     63-0819773
     -------------------------------                    -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation of organization)                    Identification No.)

    3140 Pelham Parkway, Pelham, Alabama                        35124
    ------------------------------------                    -------------
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

                                Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock, $.10 par value                        1,773,243 Shares
  ----------------------------                        ----------------
            Class                               Outstanding at March 31, 2002

                               MOORE-HANDLEY, INC.
                                      INDEX


Item No.                                                               Page No.
--------                                                               --------

PART I.  FINANCIAL INFORMATION - UNAUDITED

1.  Condensed Balance Sheets -
     March 31, 2002 and 2001 and December 31, 2001                         3

    Statements of Operations -
     Three Months Ended March 31, 2002 and 2001                            4

    Statements of Cash Flow -
     Three Months Ended March 31, 2002 and 2001                            5

    Notes to Financial Statements                                          6

2.  Management's Discussion and Analysis
     of Financial Condition and Results of Operations                     11

3.  Quantitative and Qualitative Disclosures About Market Risk
    (The information required by this item is contained in "Management's Discussion and Analysis of Financial Condition and Results of
    Operations.")                                                         14

PART II.  OTHER INFORMATION

6.  Exhibits and Reports on Form 8-K                                      15

    Signatures                                                            15

                               MOORE-HANDLEY, INC.
                            CONDENSED BALANCE SHEETS
                  MARCH 31, 2002 AND 2001 AND DECEMBER 31, 2001

                                                              MARCH 31                 DECEMBER 31
                                                  -------------------------------    ---------------
                                                       2002            2001               2001
                                                  --------------- ---------------    ---------------
                                                    (unaudited)     (unaudited)         (Note 1)
ASSETS:
Current assets:
    Cash                                           $      46,000   $      65,000      $      50,000
    Trade receivables, net                            24,940,000      26,771,000         15,815,000
    Other receivables                                  4,212,000       3,924,000          5,413,000
    Merchandise inventory                             17,108,000      19,486,000         17,377,000
    Prepaid expenses                                     714,000         169,000            209,000
    Refundable income tax                                      -          82,000                  -
    Deferred income taxes                                610,000         615,000            610,000
                                                  --------------- ---------------    ---------------
       Total current assets                           47,630,000      51,112,000         39,474,000

Prepaid pension cost                                     714,000         919,000            786,000

Property and equipment                                19,558,000      18,620,000         19,505,000
    Less accumulated depreciation                    (11,065,000)    (10,038,000)       (10,732,000)
                                                  --------------- ---------------    ---------------
       Net property and equipment                      8,493,000       8,582,000          8,773,000

Deferred charges, net                                          -           7,000                  -
                                                  --------------- ---------------    ---------------
                                                   $  56,837,000   $  60,620,000      $  49,033,000
                                                  =============== ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Accounts payable                               $  21,189,000   $  23,819,000      $  14,673,000
    Accrued payroll                                      615,000         417,000            893,000
    Other accrued liabilites                             483,000       1,350,000          1,333,000
    Long-term debt due in one year                       334,000       1,158,000            334,000
                                                  --------------- ---------------    ---------------
       Total current liabilities                      22,621,000      26,744,000         17,233,000

Long-term debt                                        20,150,000      20,832,000         18,025,000

Deferred income taxes                                    926,000         671,000            926,000

Commitments (Note 4)                                           -               -                  -

Stockholders' equity
    Common stock, $.10 par value;
       10,000,000 shares authorized,
       2,510,000 shares issued                           251,000         251,000            251,000
    Other stockholders' equity                        12,889,000      12,122,000         12,598,000
                                                  --------------- ---------------    ---------------
       Total stockholders' equity                     13,140,000      12,373,000         12,849,000
                                                  --------------- ---------------    ---------------
                                                   $  56,837,000   $  60,620,000      $  49,033,000
                                                  =============== ===============    ===============

                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS
                                                               ENDED MARCH 31
                                                       -------------------------------
                                                            2002             2001
                                                       --------------   --------------
Net sales                                               $ 39,238,000     $ 39,402,000

Cost of merchandise sold                                  33,123,000       33,012,000
Warehouse and delivery expense                             2,317,000        2,297,000
                                                       --------------   --------------
Cost of sales                                             35,440,000       35,309,000
                                                       --------------   --------------
Gross profit                                               3,798,000        4,093,000
Selling and administrative expense                         3,132,000        3,267,000
                                                       --------------   --------------
Operating income                                             666,000          826,000
Interest expense, net                                        201,000          434,000
                                                       --------------   --------------
Income before income tax                                     465,000          392,000
Income tax                                                   171,000          142,000
                                                       --------------   --------------
Net income                                              $    294,000     $    250,000
                                                       ==============   ==============

Net income per common share - basic                     $       0.17     $       0.14
                                                       --------------   --------------
Weighted average common shares outstanding                 1,773,000        1,814,000
                                                       --------------   --------------

Net income per common share - diluted                   $       0.16     $       0.14
                                                       --------------   --------------
Weighted average common shares outstanding - diluted       1,896,000        1,814,000
                                                       --------------   --------------


                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                     THREE MONTHS
                                                                    ENDED MARCH 31
                                                           -------------------------------
                                                                2002             2001
                                                           -------------    --------------
Cash flows from operating activities:
    Net income                                              $   294,000      $   250,000
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                             333,000          313,000
      Provision for doubtful accounts                            90,000           75,000
      Change in assets and liabilities:
        Trade and other receivables                          (8,035,000)      (5,169,000)
        Merchandise inventory                                   269,000       (1,864,000)
        Accounts payable and accrued expenses                 5,388,000        6,966,000
        Other assets                                           (433,000)         370,000
                                                           -------------    --------------
        Total adjustments                                    (2,388,000)         691,000
                                                           -------------    --------------
Net cash provided by (used in) operating activities          (2,094,000)         941,000

Cash flows from investing activities:
    Capital expenditures                                        (53,000)         (82,000)
    Collections on notes receivable                              21,000                -
                                                           -------------    --------------
Net cash used in investing activities                           (32,000)         (82,000)

Cash flows from financing activities:
    Purchase of treasury stock                                   (3,000)               -
    Net borrowings (repayments) under bank loans              2,221,000         (518,000)
    Principal payments under long-term debt                     (96,000)        (314,000)
                                                           -------------    --------------
Net cash provided by (used in) financing activities           2,122,000         (832,000)
                                                           -------------    --------------

Net increase (decrease) in cash                                  (4,000)          27,000

Cash at beginning of period                                      50,000           38,000
                                                           -------------    --------------
Cash at end of period                                       $    46,000      $    65,000
                                                           =============    ==============


                             See accompanying notes.

                               MOORE-HANDLEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   (INFORMATION PERTAINING TO THE THREE MONTHS
                   ENDED MARCH 31, 2002 AND 2001 IS UNAUDITED)

1.   Basis of Presentation

     The financial statements included herein have been prepared by Moore-Handley, Inc. without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, these financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Commission on March 29, 2002.

     The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

2.   Description of Business and Significant Accounting Policies

     We are a full-service distributor of plumbing and electrical supplies, power and hand tools, paint and paint sundries, lawn and garden equipment and other hardware and building materials products. We service customers throughout the Southeast including retail home centers, hardware stores, building materials dealers, paint stores, combination stores, a limited number of mass merchandisers, businesses and institutions.

     Our current customers are located primarily in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia. We also have active customers in 26 other states.

     CASH

     We consider all highly liquid securities with maturity at the time of purchase of threes months or less to be cash. As of March 31, 2002, we had no such instruments.

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

     OTHER RECEIVABLES

     Other receivables consist primarily of vendor rebates and vendor allowances receivable. We record the credits and payments as a reduction of cost of sales at the point in time at which the activities required by the supplier related to the credit or payment are completed, the amount is fixed and determinable, and collectibility is reasonably assured. Arrangements with suppliers for volume incentives are typically based on a contractual arrangement covering a one-year or less period of time providing for incentives based on purchasing volume. We are not obligated to purchase a specified volume of any product.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and depreciation is computed using the straight-line method over estimated useful lives.

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

     IMPAIRMENT AND DEPRECIATION OF LONG-LIVED ASSETS

     We estimate the depreciable lives of property and equipment when purchased and evaluate those lives when facts and circumstances change. In regards to impairment, we have early adopted Statement of Financial Accounting Standards
(SFAS) No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF. Under SFAS No. 144, when events and circumstances indicate that the long-lived assets used in operations may be impaired and the undiscounted cash flows estimated to be generated from those assets are less than their carrying values, we record an impairment loss equal to the excess of the carrying value over the fair value. Long-lived assets held for disposal are valued at the lower of the carrying value or fair value less disposal costs. The adoption of SFAS 144 had no significant impact on our financial condition or results of operations.

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

     INCOME OR LOSS PER COMMON SHARE

     Basic net income per share is based on the weighted average number of common shares outstanding and net income. Diluted net income per share is based on the weighted average number of common shares outstanding plus the effect of dilutive employee stock options and net income. Basic and diluted earnings per share were slightly different for the quarter of 2002 and were the same for the first quarter of 2001.

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

     Statement of Position 93-7, REPORTING ON ADVERTISING COSTS, requires the disclosure of advertising costs. We expense the cost of advertising when incurred. Advertising expense was immaterial and did not have a significant impact on expenses for the quarters ended March 31, 2002 and 2001.

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

3.   Long-Term Debt

     Long-Term Debt at March 31, 2002 and 2001 includes obligations under capital leases, a term loan and a revolving line of credit all of which approximates fair value. Long-term debt at March 31 consisted of:


                                                                      2002             2001
                                                                 ---------------  ---------------
        Industrial development bonds (paid in full
            at March 31, 2002, variable rate of 7.36%
            at March 31, 2001)..................................  $           -    $     589,000

        Note payable to bank (fixed rate of 8.25%; due
            January 2004).......................................        524,000          810,000

        Line of credit (variable rate of 4.37% and 7.88%
            at March 31, 2002 and 2001, respectively;
            due April 2005).....................................     19,739,000       20,551,000

        Capital lease obligations...............................        221,000           40,000
                                                                 ---------------  ---------------

                                                                     20,484,000       21,990,000
        Less current maturities.................................       (334,000)      (1,158,000)
                                                                 ---------------  ---------------

                                                                  $  20,150,000    $  20,832,000
                                                                 ===============  ===============

     We were party to lease agreements with an industrial development board, which were accounted for as asset purchases. Under the agreements, industrial development bonds were issued and the proceeds used to purchase land of $534,000 and building and equipment of $8,881,000. We had an unconditional obligation to pay the principal and interest at 92% of the prime rate on the bonds and had options to purchase the property for a nominal cost at the expiration of the lease. The bonds were paid in full in December 2001 and we exercised our option to purchase the property for a nominal cost in February 2002.

     We have financed the purchase of transportation and computer equipment with leases. These leases are being accounted for as capital leases. The amortization expense relating to these leases is combined with depreciation expense.

     We have financed a $2,000,000 warehouse modernization program with a term loan payable in equal monthly principal payments through January 2004, together with interest at 8.25%.

     In February 2002, we executed an extension and amendment to our working capital line. This new line allows for a maximum borrowing of $28,000,000 and will be secured with 85% of eligible trade receivables and 50% of eligible inventory up to $11,000,000. The interest rate on the facility will remain at prime or, at our option, 2 1/2% over LIBOR (2 1/4% beginning the 2nd quarter of 2002 if we meet certain requirements).

4.   Commitments

     Commitments consist of future rental payments under miscellaneous non-cancelable operating leases of which the last expires in 2006.

5.   Pension Plans

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

6.   Incentive Compensation Plan

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

7.   Common Stock Subscriptions Receivable

     During 1998, the stockholders approved the Employee Stock Purchase Plan (the "Plan"). In connection with the Plan, certain individuals issued three-year promissory notes to us whereby the individuals are obligated to pay annual interest of 8.5% and a balloon principal payment no later than June 30, 2001. These notes are secured by related shares of common stock. In June 2001, one note was paid in full and the others were amended to extend their maturity date to June 2003. The amended promissory notes are also payable on demand and the interest rates have been reset to our average cost of borrowing plus 2.25%.

8.   Earnings per share

     Earnings per share calculated in accordance with SFAS No. 128, EARNINGS PER SHARE, are as follows:


                                                                   Three Months Ended
                                                                        MARCH 31
                                                           -----------------------------------
                                                                2002                  2001
                                                           -------------         -------------
                                                            (unaudited)           (unaudited)
     Net income                                             $   294,000           $   250,000
                                                           =============         =============
     Basic calculation:
     Weighted-average common shares outstanding               1,773,000             1,814,000
                                                           =============         =============
     Net income per common share-basic                      $      0.17           $      0.14
                                                           =============         =============
     Diluted calculation:
     Weighted-average common shares outstanding               1,773,000             1,814,000
     Net income shares issuable on exercise of
         dilutive stock options                                 123,000                   -
                                                           -------------         -------------
     Weighted-average common shares outstanding - diluted     1,896,000             1,814,000
                                                           =============         =============
     Net income per common share-diluted                    $      0.16           $      0.14
                                                           =============         =============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

NET SALES

     Net sales for the quarter ended March 31, 2002 decreased $164,000 or 0.4% from the same quarter in 2001. There was one less shipping day in the quarter this year than in last year. Gross margin decreased $275,000 or 4.3% mainly due to a greater proportion of factory direct shipments which carry much lower margins than warehouse shipments. Despite the decrease in net sales and gross margin dollars, net income improved $44,000 on a quarter to quarter basis due to a decrease in net selling and administrative and interest expense.

     Gross margins on factory direct shipments are lower than gross margins on warehouse shipments; however, expenses related to factory direct shipments are also lower. We believe that factory direct shipments are an important part of our business as a full-service wholesale distributor.

     The following table sets forth the trend in net sales for 2001 and the first quarter of 2002:


                                                           Increase (Decrease)
                                                            vs. Same Quarter
                                             Net Sales      in Previous Year
                                               Amount            Amount          Percent
                                           (in thousands)    (in thousands)      Change
                                           --------------  -------------------  --------
             Quarter
             -------
      2001 - 1st........................      $ 39,402         $ (4,353)         -9.9 %
             2nd........................        39,830            1,188           3.1
             3rd........................        39,858              955           2.5
             4th........................        33,700              935           2.9

      2002 - 1st........................        39,238             (164)         -0.4

OPERATIONS

       The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                  Three Months Ended
                                                      March 31,
                                             ---------------------------
                                                2002             2001
                                             ----------       ----------
Net sales                                      100.0 %          100.0 %
                                             ========         ========
Gross margin                                    15.6             16.2
Warehouse and delivery expenses                  5.9              5.8
                                             --------         --------
Gross profit                                     9.7             10.4
Selling and administrative expenses              8.0              8.3
                                             --------         --------
Operating income                                 1.7              2.1
Interest expense, net                            0.5              1.1
                                             --------         --------
Income before provision for income tax           1.2 %            1.0 %
                                             --------         --------

GROSS MARGIN

     The gross margin percentage for the quarter ended March 31, 2002 was 15.6%, down from 16.2% in the first quarter of 2001 as a result of a higher mix of lower margin factory direct shipments.

     The following table sets forth the gross margin dollars, gross margin percentages and year-over-year changes for 2001 and the first quarter of 2002:


                                                                         Increase (Decrease)
                                                                          vs. Same Quarter
                                            Gross Margin                  in Previous Year
                                    -----------------------------   -----------------------------
                                         Amount       Percentage         Amount       Percentage
                                     (in thousands)    of Sales      (in thousands)     Points
                                    ---------------- ------------   ---------------- ------------
       Quarter
       -------
2001 - 1st.......................    $        6,390        16.2 %    $         (526)        0.4 %
       2nd.......................             6,276        15.8                (230)       (1.0)
       3rd.......................             6,244        15.7                 143         0.0
       4th.......................             5,696        16.9               1,062         2.8

2002 - 1st.......................             6,115        15.6                (275)       (0.6)


WAREHOUSE AND DELIVERY EXPENSES

     As a percentage of warehouse shipments, warehouse and delivery expenses increased to 9.4% in the first quarter of 2002 from 8.9% in the same quarter last year mainly as a result of the impact of fixed costs percentages on lower warehouse shipments.

     The following table sets forth the trend in warehouse and delivery expenses in 2001 and the first quarter of 2002:

                                                                      Increase (Decrease)
                                     Warehouse and Delivery             vs. Same Quarter
                                             Expenses                   in Previous Year
                                  -----------------------------   -----------------------------
                                                    Percent of
                                       Amount        Warehouse         Amount       Percentage
                                   (in thousands)    Shipments     (in thousands)     Points
                                  ---------------- ------------   ---------------- ------------
       Quarter
       -------
2001 - 1st.......................  $        2,297         8.9 %    $         (359)      (0.3) %
       2nd.......................           2,252         8.7                (294)      (0.9)
       3rd.......................           2,316         9.3                (135)      (0.3)
       4th.......................           2,365        10.3                (114)      (0.6)

2002 - 1st.......................           2,317         9.4                  20        0.5


SELLING AND ADMINISTRATIVE EXPENSES

     Net selling and administrative expenses for the first quarter of 2002 decreased by $135,000 or 0.3% over the same period in 2001 primarily as a result of an increase in vendor allowances.

     The following table sets forth the quarterly trend in selling and administrative expense in 2001 and the first quarter of 2002:


                                                                           Increase (Decrease)
                                     Selling and Administrative             vs. Same Quarter
                                        Expenses                            in Previous Year
                                    -----------------------------     -----------------------------
                                         Amount       Percentage           Amount       Percentage
                                     (in thousands)    of Sales        (in thousands)    Points
                                    ---------------- ------------     ---------------- ------------
       Quarter
       -------
2001 - 1st........................   $        3,267         8.3 %      $        (505)       (0.3) %
       2nd........................            3,294         8.3                 (518)       (1.6)
       3rd........................            3,387         8.5                   78         0.0
       4th........................            2,921         8.7                 (873)       (2.9)

2002 - 1st........................            3,132         8.0                 (135)       (0.3)


INTEREST EXPENSE

     Interest expense decreased $233,000 or 53.7% during the first quarter of 2002 compared to the same period during 2001. The decrease was primarily due to a reduction in average borrowings and the prime and LIBOR based interest rates. Interest-sensitive borrowings decreased $682,000 or 3.3% during the first quarter 2002 compared to the same period in 2001. Average borrowings during the first quarter of 2002 decreased $1,949,000 or 9.6% from the first quarter of 2001 as a result of improved days' sales outstanding in trade receivables and lower merchandise inventories.

LIQUIDITY AND CAPITAL RESOURCES

     From December 31, 2001 to March 31, 2002, our net trade receivables increased by $9,125,000 or 57.7%. The increase was primarily due to sales generated at our February Dealers' Mart. Net trade receivables decreased during the first quarter 2002 by $1,831,000 or 6.8% compared to the first quarter 2001.

     Inventories decreased by $269,000 or 1.5% in the three months ended March 31, 2002 compared with December 31, 2001. Inventories decreased $2,378,000 or 12.2% compared to March 31, 2001 as a result of concerted efforts to reduce duplicate lines and the discontinuance of year-end large purchases to meet vendor volume rebate incentives.

     Trade payables increased $6,516,000 or 44.4% from December 31, 2001 because of extended terms received from suppliers in connection with the February Dealers' Mart. Trade payables decreased $2,630,000 or 11.0% compared to March 31, 2001 due to reduced merchandise inventory purchases.

     At March 31, 2001, we had unused lines of credit of $8,261,000. In February 2002, we executed an extension and amendment to our working capital line. This new line allows for a maximum borrowing of $28,000,000 and will be secured with 85% of eligible accounts receivable and 50% of eligible inventory up to $11,000,000. The interest rate on the facility will remain at prime or, at our option, 2 1/2% over LIBOR (2 1/4% beginning the 2nd quarter of 2002 if we meet certain requirements). This new line becomes annually renewable in August 2005. We believe this credit facility is adequate to finance our working capital needs.

INTEREST RATE RISK

     The following discussion about our interest rate risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     Our principal credit agreement bears a floating interest rate based on the prime rate or, at our option, a 2 1/2% over LIBOR (2 1/4% beginning the 2nd quarter of 2002 if we meet certain requirements). Accordingly, we are subject to market risk associated with changes in interest rates. At March 31, 2002, $19,739,000 was outstanding under the credit agreement. For 2001, the average principal amount outstanding under the credit agreement was $18,667,000. Assuming the average amount outstanding under the credit agreement during 2002 is equal to such average amount outstanding during 2001, a 1% increase in the applicable interest rate during 2002 would result in additional interest expense of approximately $187,000, which would reduce cash flow and pre-tax earnings dollar for dollar.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements. Words such as "expects" and "believes" indicate the presence of forward-looking statements. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on us will be those anticipated by management. Among the factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements are the following:

o competitive pressures on sales and pricing, including those from other wholesale distributors and those from retailers in competition with our customers;

o our ability to achieve projected cost savings from our warehouse modernization program and ongoing cost reduction efforts;

o changes in cost of goods and the effect of differential terms and conditions available to our larger competitors;

o    uncertainties associated with any acquisition we may seek to implement; and

o changes in general economic conditions, including increases in interest rates.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 3(a) - Restated Certificate of Incorporation of Company, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,

         3(a)-1 - Amendment to Restated Certificate of Incorporation dated May 7, 1987, filed as Exhibit 3(a)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,

         3(b) - By-Laws of the Company, filed as Exhibit 3(d) to the Company's Registration Statement on Form S-1 (Reg. No. 33-3032) and incorporated herein by reference,

         3(b)-1 - Article VII of By-Laws of the Company, as amended May 7, 1987 filed as Exhibit 3(b)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference,

(b) There were no reports on Form 8-K filed by the Company during the three-month period ended March 31, 2002.

10.1     Description of Moore-Handley, Inc. Management Bonus Plan for 2002.




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


                                                        MOORE-HANDLEY, INC.
                                                        -------------------
                                                           (Registrant)

                             Date: April 24, 2002      /s/ Michael J. Gaines
                                                       ---------------------
                                                           Michael J. Gaines
                                                            President and
                                                       Chief Operating Officer


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

        10        1        Description of Moore-Handley, Inc. Management Bonus
                           Plan for 2002.

EXHIBIT 10.1


                   DESCRIPTION OF MANAGEMENT BONUS PLAN - 2002

Executive officers other than Messrs. Riley and Gaines
------------------------------------------------------
         For 2002, executive officers, excluding Messrs. Riley and Gaines are eligible to participate in an annual bonus pool, which consists of 10% of the after-tax profit of the company before figuring the bonus. This bonus pool, if any, will be paid out as determined by Messrs. Riley and Gaines.


Messrs. Riley and Gaines
------------------------
         For 2002, Messrs. Riley and Gaines will be eligible to participate equally in an annual bonus pool calculated as 9% of the after-tax profit of the company before figuring the bonus. In addition, each will receive 0.5% of the increase in the market capitalization of the company from December 31, 2001 to December 31, 2002. The market capitalization is defined as the number of shares outstanding times the market price per share.