Form 10-Q
period 2002-06-30
MOORE HANDLEY INC /DE/
filed 2002-08-14
CIK 788951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[ ] Transition Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the transition period from _______ to _______

COMMISSION FILE NUMBER 0-14324

MOORE-HANDLEY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	63-0819773
(State or other jurisdiction of	(I.R.S Employer
Incorporation of organization)	Identification No.)

3140 PELHAM PARKWAY, PELHAM, ALABAMA	35124
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.10 par value	1,773,243 Shares
Class	Outstanding at June 30, 2002

MOORE-HANDLEY, INC.

INDEX

Item No.		Page No.

PART I. FINANCIAL INFORMATION - UNAUDITED

1.	Condensed Balance Sheets -
	June 30, 2002 and 2001 and December 31, 2001	3

	Statements of Operations -
	Three Months and Six Months Ended June 30, 2002 and 2001	4

	Statements of Cash Flow -
	Six Months Ended June 30, 2002 and 2001	5

	Notes to Financial Statements	6

2.	Management's Discussion and Analysis
	of Financial Condition and Results of Operations	11

3.	Quantitative and Qualitative Disclosures About Market Risk
	(The information required by this item is contained in "Management's
	Discussion and Analysis of Financial Condition and Results of
	Operations.")	14

PART II. OTHER INFORMATION

4.	Submission of Matters to a Vote of Security Holders	14

6.	Exhibits and Reports on Form 8-K	16

	Signatures	16

MOORE-HANDLEY, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2002 AND 2001 AND DECEMBER 31, 2001

	JUNE 30		DECEMBER 31
	2002	2001	2001
	(unaudited)	(unaudited)	(Note 1)
ASSETS:
Current assets:
Cash	$47,000	$54,000	$50,000
Trade receivables, net	23,346,000	23,769,000	15,815,000
Other receivables	4,664,000	4,820,000	5,413,000
Merchandise inventory	17,488,000	17,562,000	17,377,000
Prepaid expenses	631,000	167,000	209,000
Deferred income taxes	610,000	615,000	610,000
Total current assets	46,786,000	46,987,000	39,474,000

Prepaid pension cost	630,000	905,000	786,000

Property and equipment	19,902,000	18,692,000	19,505,000
Less accumulated depreciation	(11,412,000)	(10,304,000)	(10,732,000)
Net property and equipment	8,490,000	8,388,000	8,773,000

Deferred charges, net	-	7,000	-

	$55,906,000	$56,287,000	$49,033,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Trade payables	$17,216,000	$20,328,000	$14,673,000
Accrued payroll	644,000	523,000	893,000
Other accrued liabilities	1,164,000	1,844,000	1,333,000
Long-term debt due in one year	334,000	1,158,000	334,000
Total current liabilities	19,358,000	23,853,000	17,233,000

Long-term debt	22,155,000	19,143,000	18,025,000

Deferred income taxes	926,000	671,000	926,000

Commitments (Note 4)	-	-	-

Stockholders' equity
Common stock, $.10 par value;
10,000,000 shares authorized,
2,510,000 shares issued	251,000	251,000	251,000
Other stockholders' equity	13,216,000	12,369,000	12,598,000
Total stockholders' equity	13,467,000	12,620,000	12,849,000

	$55,906,000	$56,287,000	$49,033,000

See accompanying notes.

MOORE-HANDLEY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30		ENDED JUNE 30
	2002	2001	2002	2001

Net sales	$40,379,000	$39,830,000	$79,617,000	$79,232,000

Cost of merchandise sold	33,910,000	33,554,000	67,034,000	66,566,000
Warehouse and delivery expenses	2,301,000	2,252,000	4,618,000	4,549,000
Cost of sales	36,211,000	35,806,000	71,652,000	71,115,000

Gross profit	4,168,000	4,024,000	7,965,000	8,117,000
Selling and administrative expenses	3,427,000	3,294,000	6,559,000	6,561,000

Operating income	741,000	730,000	1,406,000	1,556,000
Interest expense, net	222,000	333,000	423,000	767,000

Income before income tax	519,000	397,000	983,000	789,000
Income tax	191,000	142,000	362,000	284,000

Net income	$328,000	$255,000	$621,000	$505,000

Net income per common share - basic	$0.18	$0.14	$0.35	$0.28
Weighted-average common shares outstanding - basic	1,773,000	1,809,000	1,773,000	1,809,000

Net income per common share - diluted	$0.17	$0.14	$0.32	$0.28
Weighted-average common shares outstanding - diluted	1,967,000	1,809,000	1,931,000	1,809,000

See accompanying notes.

MOORE-HANDLEY, INC.
STATEMENTS OF CASH FLOW
(UNAUDITED)

	SIX MONTHS
	ENDED JUNE 30
	2002	2001
Cash flows from operating activities:
Net income	$621,000	$505,000
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	680,000	596,000
Provision for doubtful accounts	180,000	150,000
Gain on sale of equipment	-	(11,000)
Change in assets and liabilities:
Trade and other receivables	(6,979,000)	(3,138,000)
Merchandise inventory	(111,000)	60,000
Trade payables and accrued expenses	2,125,000	4,075,000
Other assets	(266,000)	471,000
Total adjustments	(4,371,000)	2,203,000
Net cash provided by (used in) operating activities	(3,750,000)	2,708,000

Cash flows from investing activities:
Capital expenditures	(397,000)	(171,000)
Proceeds from sale of equipment	-	11,000
Collections on notes receivable	17,000	-
Net cash used in investing activities	(380,000)	(160,000)

Cash flows from financing activities:
Purchase of treasury stock	(3,000)	(11,000)
Net borrowings (repayments) under bank loans	4,309,000	(1,892,000)
Principal payments under long-term debt	(179,000)	(629,000)
Net cash provided by (used in) financing activities	4,127,000	(2,532,000)

Net increase (decrease) in cash	(3,000)	16,000

Cash at beginning of period	50,000	38,000
Cash at end of period	$47,000	$54,000

See accompanying notes.

MOORE-HANDLEY, INC.
NOTES TO FINANCIAL STATEMENTS
(INFORMATION PERTAINING TO THE THREE MONTHS AND SIX MONTHS
ENDED JUNE 30, 2002 AND 2001 IS UNAUDITED)

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

Cash

We consider all highly liquid securities with maturity at the time of purchase of three months or less to be cash. As of June 30, 2002, we had no such instruments.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reflect expected credit losses. We provide for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the creditworthiness of each customer. Furthermore, these judgments must be continually evaluated and updated. If the financial condition of our customers were to deteriorate, resulting in impairment in their ability to make payments, additional allowances may be required in future periods.

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

Impairment and Depreciation of Long-Lived Assets

We estimate the depreciable lives of property and equipment when purchased and evaluate those lives when facts and circumstances change. In regards to impairment, we adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. Under SFAS No. 144, when events and circumstances indicate that the long-lived assets used in operations may be impaired and the undiscounted cash flows estimated to be generated from those assets are less than their carrying values, we record an impairment loss equal to the excess of the carrying value over the fair value. Long-lived assets held for disposal are valued at the lower of the carrying value or fair value less disposal costs. The adoption of SFAS 144 had no significant impact on our financial condition or results of operations.

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

Net Income or Loss per Common Share

Basic net income per share is based on the weighted average number of common shares outstanding and net income. Diluted net income per share is based on the weighted average number of common shares outstanding plus the effect of dilutive employee stock options on net income. Diluted earnings per share were slightly different for the second quarter of 2002, compared to the second quarter of 2001, due to the diluted effect of stock options with exercise prices less than the current market value of common shares.

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

We record provisions for estimated sales returns and allowances on sales in the same period as the related sales are recorded. These estimates are based on historical sales returns and analyses of credit memo data and other known factors. If the historic data we use to calculate these estimates do not properly reflect future returns and allowances, net sales could either be understated or overstated.

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

Statement of Position 93-7, Reporting on Advertising Costs, requires the disclosure of advertising costs. We expense the cost of advertising when incurred. Advertising expense was immaterial and did not have a significant impact on expenses for the three and six month periods ended June 30, 2002 and 2001.

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

3. Long-Term Debt

Long-term debt at June 30, 2002 and 2001 and December 31, 2001 includes obligations under capital leases, a term loan and a revolving line of credit all of which approximate fair value. Long-term debt at June 30, 2002 and 2001 and December 31, 2001 consisted of:

	JUNE 30		DECEMBER 31
	2002	2001	2001
Industrial development bonds (paid in full
at June 30, 2002 and December 31, 2001,
variable rate of 6.21% at June 30, 2001)	$-	$368,000	$-

Term loan (fixed rate of 8.25%; due
January 2004)	452,000	738,000	595,000

Line of credit (variable rate of 4.42%, 6.68% and
4.64% at June 30, 2002 and 2001, and
December 31, 2001, respectively; due April 2005)	21,827,000	19,177,000	17,517,000

Capital lease obligations	210,000	18,000	247,000
	22,489,000	20,301,000	18,359,000
Less current maturities	(334,000)	(1,158,000)	(334,000)
	$22,155,000	$19,143,000	$18,025,000

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

In February 2002, we executed an extension and amendment to our working capital line. This line allows for a maximum borrowing of $28,000,000 and will be secured with trade receivables and inventory. The loan is limited to the lesser of $28,000,000 or 85% of eligible trade receivables and 50% of eligible inventory up to $11,000,000. The interest rate on the facility will remain at prime or, at our option, 2 1/2% over LIBOR (2 1/4% beginning the third quarter of 2002 since we met certain requirements).

4. Commitments

Commitments consist of future rental payments under miscellaneous non-cancelable operating leases of which the last expires in 2006.

5. Pension Plans

We have two trusteed, noncontributory, qualified defined benefit pension plans covering substantially all of our employees. Retirement benefits are provided based on years of service and earnings for salaried employees and years of service for hourly employees. Contributions to the pension plans are based on the amount necessary to fund the net periodic pension cost. Contributions are limited to the amount that can be currently deducted for federal income tax purposes and are based on the amount necessary to fund the minimum level required by the Employee Retirement Income Security Act of 1974.

6. Incentive Compensation Plan

On May 23, 1991, the stockholders approved the 1991 Incentive Compensation Plan pursuant to which a maximum aggregate of 460,000 shares of common stock could be issued to employees and directors until April 12, 2001. No further options may be granted under the 1991 Incentive Compensation Plan. On April 26, 2001, the stockholders approved the 2001 Incentive Compensation Plan pursuant to which a maximum aggregate of 460,000 shares of common stock may be issued to employees and directors until March 23, 2011.

We have elected to follow APB No. 25 and related interpretations in accounting for our employee stock options. Under APB No. 25, because the exercise price for the employees' stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. These options vest either in six months after the date of grant or in equal annual installments over five years.

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

8. Net Income Per Share

Net income per share calculated in accordance with SFAS No. 128, Earnings Per Share, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2002 (unaudited)	2001 (unaudited)	2002 (unaudited)	2001 (unaudited)
Net income	$328,000	$255,000	$622,000	$505,000
Basic calculation:
Weighted-average common shares outstanding - basic	1,773,000	1,809,000	1,773,000	1,809,000
Net income per common share - basic	$0.18	$0.14	$0.35	$0.28
Diluted calculation:
Weighted-average common shares outstanding	1,773,000	1,809,000	1,773,000	1,809,000
Shares issuable on exercise of dilutive stock options	194,000	-	158,000	-
Weighted-average common shares outstanding - diluted	1,967,000	1,809,000	1,931,000	1,809,000
Net income per common share - diluted	$0.17	$0.14	$0.32	$0.28

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

NET SALES

Net sales for the quarter ended June 30, 2002 increased $549,000 or 1.4% from the same quarter in 2001. Gross margin increased $193,000 or 3.1% mainly due to improved margins on warehouse shipments. As a result of the increase in net sales and gross margin dollars, net income improved $73,000 compared to the same quarter last year.

Gross margins on factory direct shipments are lower than gross margins on warehouse shipments; however, expenses related to factory direct shipments are also lower. We believe that factory direct shipments are an important part of our business as a full-service wholesale distributor.

The following table sets forth the trend in net sales for 2001 and the first and second quarters of 2002:

					Increase (Decrease)
					vs. Same Quarter
				Net Sales	in Previous Year
				Amount	Amount	Percent
				(in thousands)	(in thousands)	Change
		Quarter
2001	-	1st	.....................	$39,402	$(4,353)	-9.9%
		2nd	.....................	39,830	1,188	3.1
		3rd	.....................	39,858	955	2.5
		4th	.....................	33,700	935	2.9

2002	-	1st	.....................	39,238	(164)	-0.4
		2nd	.....................	40,379	549	1.4

OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	16.0	15.7	15.8	16.0
Warehouse and delivery expenses	5.7	5.6	5.8	5.7
Gross profit	10.3	10.1	10.0	10.3
Selling and administrative expenses	8.5	8.3	8.2	8.3
Operating income	1.8	1.8	1.8	2.0
Interest expense, net	0.5	0.8	0.5	1.0
Income before provision for income tax	1.3%	1.0%	1.3%	1.0%

GROSS MARGIN

The gross margin percentage for the quarter ended June 30, 2002 was 16.0%, up slightly from 15.7% in the second quarter of 2001 primarily due to improved margins on warehouse shipments.

The following table sets forth the gross margin dollars, gross margin percentages and year-over-year changes for 2001 and the first and second quarters of 2002:

						Increase (Decrease)
						vs. Same Quarter
				Gross Margin		in Previous Year
				Amount	Percentage	Amount	Percentage
				(in thousands)	of Sales	(in thousands)	Points
		Quarter
2001	-	1st	.....................	$6,390	16.2%	$(526)	0.4%
		2nd	.....................	6,276	15.7	(230)	(1.0)
		3rd	.....................	6,244	15.7	143	0.0
		4th	.....................	5,696	16.9	1,062	2.8

2002	-	1st	.....................	6,115	15.6	(275)	(0.6)
		2nd	.....................	6,469	16.0	193	0.3

WAREHOUSE AND DELIVERY EXPENSES

As a percentage of warehouse shipments, warehouse and delivery expenses increased to 9.0% in the second quarter of 2002 from 8.7% in the same quarter last year mainly as a result of a decrease in backhaul revenue and an increase in contract carrier expense.

The following table sets forth the trend in warehouse and delivery expenses in 2001 and the first and second quarters of 2002:

				Warehouse and Delivery Expenses		Increase (Decrease) vs. Same Quarter in Previous Year
					Percent of
				Amount	Warehouse	Amount	Percentage
				(in thousands)	Shipments	(in thousands)	Points
		Quarter
2001	-	1st	.....................	$2,297	8.9%	$(359)	(0.3)%
		2nd	.....................	2,252	8.7	(294)	(0.9)
		3rd	.....................	2,316	9.3	(135)	(0.3)
		4th	.....................	2,365	10.3	(114)	(0.6)

2002	-	1st	.....................	2,317	9.4	20	0.5
		2nd	.....................	2,301	9.0	49	0.3

SELLING AND ADMINISTRATIVE EXPENSES

Net selling and administrative expenses for the second quarter of 2002 increased by $133,000 or 4.0% over the same period in 2001 primarily as a result of an increase in salaries and benefits and other costs associated with our national sales initiatives which includes serving customers outside our historic (Southeastern) trading area.

The following table sets forth the quarterly trend in selling and administrative expenses in 2001 and the first and second quarters of 2002:

				Selling and Administrative Expenses		Increase (Decrease) vs. Same Quarter in Previous Year
				Amount	Percent of	Amount	Percentage
				(in thousands)	Sales	(in thousands)	Points
		Quarter
2001	-	1st	.....................	$3,267	8.3%	$(505)	(0.3)%
		2nd	.....................	3,294	8.3	(518)	(1.6)
		3rd	.....................	3,387	8.5	78	0.0
		4th	.....................	2,921	8.7	(873)	(2.9)

2002	-	1st	.....................	3,132	8.0	(135)	(0.3)
		2nd	.....................	3,427	8.5	133	0.2

INTEREST EXPENSE

Interest expense decreased $111,000 or 33.3% during the second quarter of 2002 compared to the same period during 2001. The decrease was primarily due to a reduction in the prime and LIBOR based interest rates. Interest-sensitive borrowings increased $3,012,000 or 15.7% during the second quarter 2002 compared to the same period in 2001. Average borrowings during the second quarter of 2002 increased $1,217,000 or 6.8% from the second quarter of 2001 due to an increase in purchases from certain vendors with more accelerated terms.

LIQUIDITY AND CAPITAL RESOURCES

From December 31, 2001 to June 30, 2002, our net trade receivables increased by $7,531,000 or 47.6%. The increase was primarily due to sales generated at our May Dealers' Mart. Net trade receivables increased during the second quarter 2002 by $423,000 or 1.8% compared to the second quarter 2001 due to increased sales.

Inventories increased by $111,000 or 0.6% in the six months ended June 30, 2002 compared with December 31, 2001. Inventories decreased $74,000 or 0.4% compared to June 30, 2001.

Trade payables increased $2,543,000 or 17.3% from December 31, 2001 because of extended terms received from suppliers in connection with the May Dealers' Mart. Trade payables decreased $3,112,000 or 15.3% compared to June 30, 2001. Most of the decrease was due to sales increases in lumber and building materials and our private labeled Hardware House® brands where payment terms are more accelerated.

At June 30, 2002, we had unused lines of credit of $5,462,000 based on a collateral base of $27,289,000. In February 2002, we executed an extension and amendment to our working capital line. This line allows for a maximum borrowing of $28,000,000 and will be secured with trade receivables and inventory. The loan is limited to the lesser of $28,000,000 or 85% of eligible trade receivables and 50% of eligible inventory up to $11,000,000. The interest rate on the facility will remain at prime or, at our option, 2 1/2% over LIBOR (2 1/4% beginning the third quarter of 2002 since we met certain requirements). This new line becomes annually renewable in August 2005, subject to the right of the lender to terminate the facility at such renewal date or any subsequent renewal date on 60 days prior written notice. During the six months ended June 30, 2002 net cash used in operations was $3,750,000 compared to net cash provided by operations of $2,708,000 for the six months ended June 30, 2001. Most of the cash used in operations for 2002 was for the financing of trade receivables, which were unusually low as of December 31, 2001 compared to December 31, 2000 due to the terms provided in our October 2001 sales promotion. We believe this credit facility is adequate to finance our working capital needs.

INTEREST RATE RISK

The following discussion about our interest rate risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Our principal credit agreement bears a floating interest rate based on the prime rate or, at our option, a 2 1/2% over LIBOR (2 1/4% beginning the 3rd quarter of 2002 since we met certain requirements). Accordingly, we are subject to market risk associated with changes in interest rates. At June 30, 2002, $21,827,000 was outstanding under the credit agreement. For 2001, the average principal amount outstanding under the credit agreement was $18,667,000. Assuming the average amount outstanding under the credit agreement during 2002 is equal to such average amount outstanding during 2001, a 1% increase in the applicable interest rate during 2002 would result in additional interest expense of approximately $187,000, which would reduce cash flow and pre-tax earnings dollar for dollar.

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

  uncertainties associated with any acquisition or rapid expansion of our sales force beyond our historical market which we may seek to implement; and

  changes in general economic conditions, including increases in interest rates.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting was held on Tuesday, May 14, 2002 at 10:00 a.m. At the meeting, Messrs. William Riley, Pierce E. Marks, Jr., Michael B. Stubbs, Michael Palmer and Michael Gaines were elected as directors of Moore-Handley, Inc.

The following table sets forth the distribution of votes cast with regard to each of the nominees:

Nominee	Votes Cast for Nominee	Votes Withheld
William Riley	1,558,700	1,324
Pierce E. Marks, Jr.	1,558,700	1,324
Michael B. Stubbs	1,558,700	1,324
Michael Palmer	1,558,700	1,324
Michael Gaines	1,558,700	1,324

At the annual meeting the stockholders also ratified the appointment by the Board of Directors of Ernst & Young LLP, Certified Public Accountants, as independent auditors for the year 2002.

The following table sets forth the distribution of votes cast with respect to the proposal:

For	Against	Abstained
1,559,524	-	500

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

3(b) - By-Laws of the Company, filed as Exhibit 3(d) to the
Company's Registration Statement on Form S-1 (Reg. No. 33-
3032) and incorporated herein by reference,

3(b)-1 - Article VII of By-Laws of the Company, as amended
May 7, 1987 filed as Exhibit 3(b)-1 to the Company's Annual
Report on Form 10-K for the year ended December 31, 1987
and incorporated herein by reference,

(b)	There were no reports on Form 8-K filed by the Company during the three-month period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOORE-HANDLEY, INC.
(Registrant)

Date:	August 14, 2002	/s/ Michael J. Gaines
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