Form 10-Q/A
period 2002-09-30
MOORE HANDLEY INC /DE/
filed 2002-11-15
CIK 788951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Yes	[X]	No	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.10 par value	1,766,293 Shares
Class	Outstanding at November 8, 2002

MOORE-HANDLEY, INC.

INDEX

Item No.		Page No.

PART I. FINANCIAL INFORMATION - UNAUDITED

1.	Condensed Balance Sheets -
	September 30, 2002 and 2001 and December 31, 2001	3

	Statements of Operations -
	Three Months and Nine Months Ended September 30, 2002 and 2001	4

	Statements of Cash Flow -
	Nine Months Ended September 30, 2002 and 2001	5

	Notes to Financial Statements	6

2.	Management's Discussion and Analysis
	of Financial Condition and Results of Operations	12

3.	Quantitative and Qualitative Disclosures About Market Risk
	(The information required by this item is contained in "Management's
	Discussion and Analysis of Financial Condition and Results of
	Operations.")	15
4.	Controls and Procedures	16

PART II. OTHER INFORMATION

6.	Exhibits and Reports on Form 8-K	17

	Signatures	17

	Certifications	18

MOORE-HANDLEY, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2002 AND 2001 AND DECEMBER 31, 2001

	SEPTEMBER 30		DECEMBER 31
	2002	2001	2001
	(unaudited)	(unaudited)	(Note 1)
ASSETS:
Current assets:
Cash	$42,000	$53,000	$50,000
Trade receivables, net	22,092,000	24,911,000	15,815,000
Other receivables	5,095,000	4,916,000	5,124,000
Merchandise inventory	19,600,000	18,137,000	16,863,000
Prepaid expenses	467,000	170,000	209,000
Deferred income taxes	610,000	615,000	610,000
Total current assets	47,906,000	48,802,000	38,671,000

Prepaid pension cost	842,000	836,000	786,000

Property and equipment	20,236,000	19,055,000	19,505,000
Less accumulated depreciation	(11,756,000)	(10,624,000)	(10,732,000)
Net property and equipment	8,480,000	8,431,000	8,773,000

	$57,228,000	$58,069,000	$48,230,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Trade payables	$17,936,000	$20,541,000	$14,161,000
Accrued payroll	630,000	583,000	893,000
Other accrued liabilities	1,081,000	1,427,000	1,042,000
Long-term debt due in one year	334,000	1,158,000	334,000
Total current liabilities	19,981,000	23,709,000	16,430,000

Long-term debt	22,812,000	20,906,000	18,025,000

Deferred income taxes	926,000	671,000	926,000

Commitments (Note 4)	-	-	-

Stockholders' equity
Common stock, $.10 par value;
10,000,000 shares authorized,
2,510,000 shares issued; 1,769,493 shares outstanding at September 30, 2002	251,000	251,000	251,000
Other stockholders' equity	13,258,000	12,532,000	12,598,000
Total stockholders' equity	13,509,000	12,783,000	12,849,000

	$57,228,000	$58,069,000	$48,230,000

See accompanying notes.

MOORE-HANDLEY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30		ENDED SEPTEMBER 30
	2002	2001	2002	2001

Net sales	$38,851,000	$39,858,000	$118,468,000	$119,090,000

Cost of merchandise sold	32,720,000	33,613,000	99,753,000	100,184,000
Warehouse and delivery expenses	2,391,000	2,317,000	7,009,000	6,861,000
Cost of sales	35,111,000	35,930,000	106,762,000	107,045,000

Gross profit	3,740,000	3,928,000	11,706,000	12,045,000
Selling and administrative expenses	3,453,000	3,387,000	10,012,000	9,948,000

Operating income	287,000	541,000	1,694,000	2,097,000
Interest expense, net	204,000	301,000	627,000	1,068,000

Income before income tax	83,000	240,000	1,067,000	1,029,000
Income tax	30,000	85,000	392,000	369,000

Net income	$53,000	$155,000	$675,000	$660,000

Net income per common share - basic	$0.03	$0.09	$0.38	$0.36
Weighted-average common shares outstanding - basic	1,769,000	1,814,000	1,772,000	1,814,000

Net income per common share - diluted	$0.03	$0.09	$0.35	$0.36
Weighted-average common shares outstanding - diluted	1,934,000	1,814,000	1,932,000	1,814,000

See accompanying notes.

MOORE-HANDLEY, INC.
STATEMENTS OF CASH FLOW
(UNAUDITED)

	NINE MONTHS
	ENDED SEPTEMBER 30
	2002	2001
Cash flows from operating activities:
Net income	$675,000	$660,000
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,040,000	915,000
Provision for doubtful accounts	270,000	230,000
Gain on sale of equipment	(10,000)	(11,000)
Change in assets and liabilities:
Trade and other receivables	(6,538,000)	(4,701,000)
Merchandise inventory	(2,737,000)	(1,028,000)
Trade payables and accrued expenses	3,552,000	4,627,000
Other assets	(313,000)	567,000
Total adjustments	(4,736,000)	599,000
Net cash provided by (used in) operating activities	(4,061,000)	1,259,000

Cash flows from investing activities:
Capital expenditures	(746,000)	(532,000)
Proceeds from sale of equipment	10,000	11,000
Collections on notes receivable	17,000	-
Net cash used in investing activities	(719,000)	(521,000)

Cash flows from financing activities:
Purchase of treasury stock	(15,000)	(4,000)
Net borrowings (repayments) under bank loans	5,048,000	181,000
Principal payments under long-term debt	(262,000)	(939,000)
Net cash provided by (used in) financing activities	4,771,000	(762,000)

Net decrease in cash	(9,000)	(24,000)

Cash at beginning of period	51,000	77,000
Cash at end of period	$42,000	$53,000

See accompanying notes.

MOORE-HANDLEY, INC.
NOTES TO FINANCIAL STATEMENTS
(INFORMATION PERTAINING TO THE THREE MONTHS AND NINE MONTHS
ENDED SEPTEMBER 30, 2002 AND 2001 IS UNAUDITED)
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

Certain prior year amounts have been reclassified to conform to the 2002 presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

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

Cash

We consider all highly liquid securities with maturity at the time of purchase of three months or less to be cash. As of September 30, 2002, we had no such instruments.

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

Net Income or Loss per Common Share

Basic net income per share is based on the weighted-average number of common shares outstanding and net income. Diluted net income per share is based on the weighted-average number of common shares outstanding plus the effect of dilutive employee stock options on net income.

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

Statement of Position 93-7, Reporting on Advertising Costs, requires the disclosure of advertising costs. We expense the cost of advertising when incurred. Advertising expense was immaterial and did not have a significant impact on expenses for the three and nine month periods ended September 30, 2002 and 2001

Impact of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 eliminates amortization of goodwill and requires an impairment-only model to record the value of goodwill. SFAS No. 142 requires that impairment be tested at least annually at the reporting unit level, using a two-step impairment test. Purchased intangibles with indefinite economic lives will be tested for impairment annually using a lower of cost or market approach. Other intangibles will continue to be amortized over their useful lives and reviewed for impairment when the facts and circumstances suggest that they may be impaired. The adoption of SFAS No. 142 did not have a significant impact on our financial condition and results of operation.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 changed the criteria that have to be met to classify an asset as held-for-sale. SFAS No. 144 requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date). In addition, more dispositions will qualify for discontinued operations treatment in the income statement as the criteria for discontinued operation presentation is changed to a component of the business rather than a segment of the business. Assets to be disposed of would be classified as held for sale (and depreciation would cease) when management, having the authority to approve the action, commits to a plan to sell the asset(s) meeting all required criteria. The adoption of SFAS No. 144 did not have a significant impact on our financial condition and results of operation.

3. Long-Term Debt

Long-term debt at September 30, 2002 and 2001 and December 31, 2001 includes obligations under capital leases, a term loan and a revolving line of credit all of which approximate fair value. Long-term debt at September 30, 2002 and 2001 and December 31, 2001 consisted of:

	SEPTEMBER 30		DECEMBER 31
	2002	2001	2001
Industrial development bonds (paid in full
at September 30, 2002 and December 31, 2001,
variable rate of 5.98% at September 30, 2001)	$-	$147,000	$-

Term loan (fixed rate of 8.25%; due
January 2004)	381,000	667,000	595,000

Line of credit (variable rate of 4.07%, 6.08% and
4.64% at September 30, 2002 and 2001, and
December 31, 2001, respectively; due April 2005)	22,566,000	20,998,000	17,517,000

Capital lease obligations	199,000	252,000	248,000
	23,146,000	22,064,000	18,360,000
Less current maturities	(334,000)	(1,158,000)	(334,000)
	$22,812,000	$20,906,000	$18,026,000

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

We have financed a $2,000,000 warehouse modernization program with a term loan payable in equal monthly principal payments through January 2004, together with interest at 8.25% (see below).

In February 2002, we executed an extension and amendment to our working capital line. This line allows for a maximum borrowing of $28,000,000 and will be secured with trade receivables and inventory. The loan is limited to the lesser of $28,000,000 or 85% of eligible trade receivables and 50% of eligible inventory up to $11,000,000. The interest rate on the facility will remain at prime or, at our option, 2 1/4% over LIBOR.

In November 2002, we received a $7,000,000 term loan secured by a real estate mortgage on our Pelham facility and a security interest in certain equipment, the net proceeds of which were used to pay off the term loan due January, 2004 (see above) and to pay down outstanding balances in the line of credit. The loan bears a fixed interest rate of 5.03% payable in monthly installments based on a fifteen (15) year amortization schedule and has a maturity date of December 1, 2008.

4. Commitments

Commitments consist of future rental payments under miscellaneous non-cancelable operating leases of which the last expires in 2008.

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

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123), and has been determined as if we had accounted for our employee stock options under the fair value method of Statement No. 123. The fair value for these options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average calculations:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Risk free interest rate	5.74	5.89	5.74	5.89

Dividend yield	0%	0%	0%	0%

Volatility factor	.36	.38	.36	.38

Weighted-average expected life	10 years	10 years	10 years	10 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30		ENDED SEPTEMBER 30
	2002	2001	2002	2001

Pro forma net income	$ 39,000	$ 126,000	$ 623,000	$ 579,000

Pro forma net income per
share - basic	$ 0.02	$ 0.07	$ 0.35	$ 0.32

The weighted average grant date fair value of options granted during 2002 was $.57.

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

On July 23, 2002, the Board of Directors unanimously adopted the 2002 Employee Stock Purchase Plan (the "2002 Plan"). In connection with the 2002 Plan, up to 200,000 shares of common stock may be issued to employees at the lesser of $2.54 per share or 85% of the fair market value on the date of exercise which is July 23, 2003, subject to stockholder approval of the 2002 Plan. The 2002 Plan will be voted on by the stockholders of the Company at the 2003 annual meeting.

8. Net Income Per Share

Net income per share calculated in accordance with SFAS No. 128, Earnings Per Share, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2002 (unaudited)	2001 (unaudited)	2002 (unaudited)	2001 (unaudited)
Net income	$53,000	$155,000	$675,000	$660,000
Basic calculation:
Weighted-average common shares outstanding - basic	1,769,000	1,814,000	1,772,000	1,814,000
Net income per common share - basic	$0.03	$0.09	$0.38	$0.36
Diluted calculation:
Weighted-average common shares outstanding	1,769,000	1,814,000	1,772,000	1,814,000
Shares issuable on exercise of dilutive stock options	165,000	-	160,000	-
Weighted-average common shares outstanding - diluted	1,934,000	1,814,000	1,932,000	1,814,000
Net income per common share - diluted	$0.03	$0.09	$0.35	$0.36

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

NET SALES

Net sales for the quarter ended September 30, 2002 decreased $1,007,000 or 2.5% from the same quarter in 2001. Gross margin decreased $113,000 or 1.8% mainly due to the decline in sales. Net income declined $102,000 compared to the same quarter last year. A reduction in gross margin and an increase in selling and administrative expenses were partially offset by a decrease in interest expense.

For the nine months ended September 30, 2002, net sales decreased $622,000 or 0.5% compared to the same period a year ago. Gross margin decreased $191,000 or 1.6% primarily due to a higher mix of lower margin factory direct shipments. Net income for the nine months ended September 30, 2002 was up slightly compared to a year ago. A decrease in gross margin and increased selling and administrative expenses was more than offset by reduced interest expense.

During the quarter, Moore-Handley, Inc. experienced a temporary disruption in operations due to storm damage. This resulted in an estimated loss in sales of $170,000, based on the change in our customer order fill rate for the six days after the storm damage. The estimated effect on diluted earnings per share was $.02. Moore Handley, Inc. was fully insured for this damage, including business interruption insurance, and any insurance recoveries will be reflected in future financial reports.

Gross margins on factory direct shipments are lower than gross margins on warehouse shipments; however, expenses related to factory direct shipments are also lower. We believe that factory direct shipments are an important part of our business as a full-service wholesale distributor.

The following table sets forth the trend in net sales for 2001 and the first three quarters of 2002:

					Increase (Decrease)
					vs. Same Quarter
				Net Sales	in Previous Year
				Amount	Amount	Percent
				(in thousands)	(in thousands)	Change
		Quarter
2001	-	1st	.....................	$39,402	$(4,353)	-9.9%
		2nd	.....................	39,830	1,188	3.1
		3rd	.....................	39,858	955	2.5
		4th	.....................	33,700	935	2.9

2002	-	1st	.....................	39,238	(164)	-0.4
		2nd	.....................	40,379	549	1.4
		3rd	.....................	38,851	(1,007)	(2.5)

Results of operations for the three months and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the entire year. Typically, sales in the 1st, 2nd and 3rd quarters are higher than in the 4th quarter due to additional sales generated by Dealers' Marts. The majority of the additional sales are factory direct shipments that carry a lower gross margin than warehouse shipments but contribute to our profitability. Sales in the 4th quarter are also negatively impacted by the effect of seasonal holidays.

OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	15.8	15.7	15.8	15.9
Warehouse and delivery expenses	6.2	5.8	5.9	5.8
Gross profit	9.6	9.9	9.9	10.1
Selling and administrative expenses	8.9	8.5	8.5	8.3
Operating income	0.7	1.4	1.4	1.8
Interest expense, net	0.5	0.8	0.5	0.9
Income before provision for income tax	0.2%	0.6%	0.9%	0.9%

GROSS MARGIN

The gross margin percentage for the quarter ended September 30, 2002 was 15.8%, up slightly from 15.7% in the third quarter of 2001.

For the nine months ended September 30, 2002, gross margin was down $191,000 to 15.8% of net sales from 15.9% of net sales, mainly as a result of a higher mix of lower margin factory direct shipments

The following table sets forth the gross margin dollars, gross margin percentages and year-over-year changes for 2001 and the first three quarters of 2002:

						Increase (Decrease)
						vs. Same Quarter
				Gross Margin		in Previous Year
				Amount	Percentage	Amount	Percentage
				(in thousands)	of Sales	(in thousands)	Points
		Quarter
2001	-	1st	.....................	$6,390	16.2%	$(526)	0.4%
		2nd	.....................	6,276	15.7	(230)	(1.0)
		3rd	.....................	6,244	15.7	143	0.0
		4th	.....................	5,696	16.9	1,062	2.8

2002	-	1st	.....................	6,115	15.6	(275)	(0.6)
		2nd	.....................	6,469	16.0	193	0.3
		3rd	.....................	6,131	15.8	(113)	0.1

WAREHOUSE AND DELIVERY EXPENSES

As a percentage of warehouse shipments, warehouse and delivery expenses increased to 9.7% in the third quarter of 2002 from 9.3% in the same quarter last year mainly as a result of a decrease in backhaul revenue and an increase in contract carrier expense.

Year to date warehouse and delivery expenses was 9.4% of warehouse shipments compared to 9.0% last year. Lower backhaul revenues and an increase in contract carrier expense related to our national sales initiatives accounted for most of the increase.

The following table sets forth the trend in warehouse and delivery expenses in 2001 and the first three quarters of 2002:

				Warehouse and Delivery Expenses		Increase (Decrease) vs. Same Quarter in Previous Year
					Percent of
				Amount	Warehouse	Amount	Percentage
				(in thousands)	Shipments	(in thousands)	Points
		Quarter
2001	-	1st	.....................	$2,297	8.9%	$(359)	(0.3)%
		2nd	.....................	2,252	8.7	(294)	(0.9)
		3rd	.....................	2,316	9.3	(135)	(0.3)
		4th	.....................	2,365	10.3	(114)	(0.6)

2002	-	1st	.....................	2,317	9.4	20	0.5
		2nd	.....................	2,301	9.0	49	0.3
		3rd	.....................	2,391	9.7	75	0.4

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses for the third quarter of 2002 increased by $66,000 or 0.4% over the same period in 2001 primarily as a result of an increase in overall employee benefit expenses and salaries, benefits and other costs associated with our national sales initiative, which includes serving customers outside our historic (Southeastern) trading area.

For the nine months ended September 30, 2002, selling and administrative expense increased $64,000 or 0.6% compared to last year's nine months. Increased expenses related to our national sales initiative have been partially offset by an increase in vendor allowances.

The following table sets forth the quarterly trend in selling and administrative expenses in 2001 and the first three quarters of 2002:

				Selling and Administrative Expenses		Increase (Decrease) vs. Same Quarter in Previous Year
				Amount	Percent of	Amount	Percentage
				(in thousands)	Sales	(in thousands)	Points
		Quarter
2001	-	1st	.....................	$3,267	8.3%	$(505)	(0.3)%
		2nd	.....................	3,294	8.3	(518)	(1.6)
		3rd	.....................	3,387	8.5	78	0.0
		4th	.....................	2,921	8.7	(873)	(2.9)

2002	-	1st	.....................	3,132	8.0	(135)	(0.3)
		2nd	.....................	3,427	8.5	133	0.2
		3rd	.....................	3,453	8.9	66	0.4

INTEREST EXPENSE, NET

Interest expense, net decreased $97,000 or 32.2% during the third quarter of 2002 compared to the same period during 2001. The decrease was primarily due to a reduction in the prime and LIBOR based interest rates. The weighted average interest rates for September 30, 2002 and 2001 were 4.47% and 6.76%, respectively. Interest-sensitive borrowings increased $1,421,000 or 6.7% during the third quarter 2002 compared to the same period in 2001. Average borrowings during the third quarter of 2002 increased $1,725,000 or 9.6% from the third quarter of 2001 due to an increase in purchases from certain vendors with more accelerated terms.

Interest expense, net decreased $441,000 or 41.3% for the nine months ended September 30, 2002, compared to the same period a year ago. The decrease was primarily related to a reduction in the prime and LIBOR based interest rates. Interest-sensitive borrowings increased $5,049,000 or 28.8% during the nine months ended September 30, 2002 mainly due to increased sales related to our third quarter mart. Average borrowing for the nine months ended September 30, 2002 increased $330,000 or 1.8%.

LIQUIDITY AND CAPITAL RESOURCES

From December 31, 2001 to September 30, 2002, our net trade receivables increased by $6,277,000 or 39.7%. The increase was primarily due to sales generated at our August Dealers' Mart. Net trade receivables decreased during the third quarter 2002 by $2,819,000 or 11.3% compared to the third quarter 2001 primarily due to decreased sales.

Inventories increased seasonally by $2,737,000 or 16.2% as of September 30, 2002 compared with December 31, 2001 mainly in response to anticipated higher sales in the spring, summer and fall months mainly as a result of increased sales generated during our August Mart. Inventories increased $1,463,000 or 8.1% compared to September 30, 2001 mainly due to the addition of new products.

Trade payables increased $3,775,000 or 26.7% from December 31, 2001 because of extended terms received from suppliers in connection with the August Dealers' Mart. Trade payables decreased $2,605,000 or 12.7% compared to September 30, 2001. Most of the decrease was due to sales increases in lumber and building materials and our private labeled Hardware House® brands where payment terms are more accelerated.

At September 30, 2002, we had unused lines of credit of $4,197,000 based on a collateral base of $26,763,000. In February 2002, we executed an extension and amendment to our working capital line. This line allows for a maximum borrowing of $28,000,000 and will be secured with trade receivables and inventory. The loan is limited to the lesser of $28,000,000 or 85% of eligible trade receivables and 50% of eligible inventory up to $11,000,000. The interest rate on the facility will remain at prime or, at our option, 2 1/4% over LIBOR. This new line becomes annually renewable in August 2005, subject to the right of the lender to terminate the facility at such renewal date or any subsequent renewal date on 60 days prior written notice. During the nine months ended September 30, 2002 net cash used in operations was $4,061,000 compared to net cash provided by operations of $1,259,000 for the nine months ended September 30, 2001. Most of the cash used in operations for 2002 was for the financing of trade receivables, which were unusually low as of December 31, 2001 compared to December 31, 2000 due to the terms provided in our October 2001 sales promotion. We believe this credit facility is adequate to finance our working capital needs.

In November 2002, we received a $7,000,000 term loan secured by a real estate mortgage on our Pelham facility and a security interest in certain equipment. The loan bears a fixed interest rate of 5.03% payable in monthly installments based on a fifteen (15) year amortization schedule and has a maturity date of December 1, 2008. The net proceeds of this term loan were used to pay off an existing term note and reduce the outstandings under the existing revolving line of credit.

INTEREST RATE RISK

The following discussion about our interest rate risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Our principal credit agreement bears a floating interest rate based on the prime rate or, at our option, a 2 1/4% over LIBOR. Accordingly, we are subject to market risk associated with changes in interest rates. At September 30, 2002, $22,566,000 was outstanding under the credit agreement. For 2001, the average principal amount outstanding under the credit agreement was $18,667,000. Assuming the average amount outstanding under the credit agreement during 2002 is equal to such average amount outstanding during 2001, a 1% increase in the applicable interest rate during 2002 would result in additional interest expense of approximately $187,000, which would reduce cash flow and pre-tax earnings dollar for dollar.

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

  uncertainties associated with our national sales initiative or any acquisition which we may seek to implement; and

  changes in general economic conditions, including increases in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

During the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), Chief Operating Officer (COO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended). Following that evaluation, our management, including the CEO, COO and CFO, concluded that our disclosure controls and procedures were effective at that time. There have been no significant changes in our internal controls, other factors that could significantly affect internal controls, or significant or material weaknesses with regard to our internal controls identified by us subsequent to that evaluation.

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

10 (a) - Company's 2002 Employee Stock Purchase Plan, filed as

Exhibit 99 to the Company's Registration Statement on Form S-8

(Registration No. 333-86708) and incorporated herein by reference,

(b)

Form 8-K - Filed by the Company on August 14, 2002 pursuant

to 18 United States Code §1350 for Certification of the Quarterly

Report on Form 10-Q for the fiscal quarter ended June 30, 2002,

and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOORE-HANDLEY, INC.
(Registrant)

Date:	November 14, 2002	/s/ Michael J. Gaines
Michael J. Gaines
President and
Chief Operating Officer

/s/ Gary C. Mercer
Gary C. Mercer
Chief Financial Officer

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William Riley, certify that:

  I have reviewed this quarterly report on Form 10-Q of Moore-Handley, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: November 14, 2002

  /s/__William Riley_______

  William Riley

  Chairman and Chief Executive Officer

  CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350,

  AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Gary C. Mercer, certify that:

  I have reviewed this quarterly report on Form 10-Q of Moore-Handley, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/___Gary C. Mercer_______

Gary C. Mercer

Chief Financial Officer

EXHIBIT INDEX

	EXHIBIT NO.	DESCRIPTION

3	(a)	Restated Certificate of Incorporation of Company, filed as
Exhibit 3(a) to the Company's Annual Report on Form 10-K
For the year ended December 31, 1987 and incorporated herein by reference.

3	(a)-1	Amendment to Restated Certificate of Incorporation dated
May 7, 1987, filed as Exhibit 3(a)-1 to the Company's Annual
Report on Form 10-K for the year ended December 31, 1987
and incorporated herein by reference.

3	(b)	By-laws of the Company, filed as Exhibit 3(d) to the
Company's Registration Statement on Form S-1 (Reg. No.
33-3302) and incorporated herein by reference.

3	(b)-1	Article VII of By-laws of the Company, as amended May 7,
1987 filed as Exhibit 3(b)-1 to the Company's Annual
Report on Form 10-K for the year ended December 31, 1987
and incorporated herein by reference.
10	(a)	Company's 2002 Employee Stock Purchase Plan, filed as Exhibit 99 to the Company's Registration Statement in Form S-8 (Registration No. 333-86708) and incorporated herein by reference.