Form 10-K
period 2002-12-31
MOORE HANDLEY INC /DE/
filed 2003-03-26
CIK 788951

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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

Yes      X           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K      X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                                                                                    Yes ____ No    X

As of March 10, 2003, 1,766,093 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $1,914,000. For this computation, the Registrant has excluded the market value of all common stock beneficially owned by officers and directors of the Registrant and their associates. Such exclusion does not constitute an admission that any such person is an "affiliate" of the Registrant.

Documents Incorporated by Reference

Certain portions of the following documents are incorporated by reference into Part III of this Annual Report on Form 10-K: the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered hereby.

Moore-Handley, Inc.

Table of Contents

Item No.		Page No.
Part I
1.	Business	3
2.	Properties	6
3.	Legal Proceedings	None
4.	Submission of Matters to a Vote of Security Holders (none during the fourth quarter of 2002)	None
Part II
5.	Market for Registrant's Common Equity and Related Stockholder Matters	None
6.	Selected Financial Data	7
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
7a.	Quantitative and Qualitative Disclosures about Market Risk (The information required by this item is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations.")	9
8.	Financial Statements and Supplementary Data	19
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Part III
10.	Directors and Executive Officers of the Registrant	*
11.	Executive Compensation	*
12.	Security Ownership of Certain Beneficial Owners and Management 9; and Related Stockholder Matters	*
13.

Certain Relationships and Related Transactions
*Part III (other than Item 401(b) of Regulation S-K, which is included in Item 1 of this Form 10-K, Item 201(d) of Regulation S-K, and Item 14) is incorporated  reference to the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered hereby.

		*
14.	Controls & Procedures	16
15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
	(a) Financial Statement Schedules	19
	(b) Reports on Form 8-K	None
	(c) Exhibits Filed	38
16.	Principal Accountant Fees and Services	*

NOTE: Copies of the exhibits may be obtained by stockholders upon written request directed to the Secretary, Moore-Handley, Inc., P. O. Box 2607, Birmingham, Alabama 35202, and payment of processing and mailing costs or on the Internet at www.moorehandley.com.

Business

Moore-Handley, Inc. is a full-service distributor of plumbing and electrical supplies, power and hand tools, paint and paint sundries, lawn and garden equipment and other hardware and building materials products. Our customers include retail home centers, hardware stores, building materials dealers, paint stores, combination stores, a limited number of mass merchandisers, businesses and institutions. We have approximately 2,100 active customers located throughout the Southeast and approximately 200 customers elsewhere in the country, which we service from a 488,000 square foot distribution center located in Pelham, Alabama.

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

We believe this consolidating trend is attributable to, among other things, the inability of small distributors to provide a full range of advertising, store layout and computer-generated pricing and inventory control services offered by larger entities. We have benefited from this consolidating trend by increasing our customer base.

Products

We closely monitor our items in stock, maintaining a full range of products while concentrating our efforts on carrying quantities of stock designed to achieve high inventory turns. The following table indicates the percentage of net sales by class of merchandise sold by us in the past three years:

	Percentage of Net Sales
Class of Merchandise	2002	2001	2000
Electrical and plumbing supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .	21.8%	20.7%	22.6%
Home center products (including lawn and garden equipment, paint and accessories, sporting goods and appliances) . . . . . . . . . . . . . . . . . . . . . . .. . . . . . .	21.1	17.9	21.6
Building supplies (including aluminum windows and doors, roofing products and lumber) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . .	22.2	24.0	23.2
General and shelf hardware (including power and hand tools, lock sets and wire products) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . .	34.9	37.4	32.6
	100.0%	100.0%	100.0%

The table above also includes sales through our direct shipment program.

Customers

Our customers are independent hardware and building supply stores. Primarily they are single unit operations or small, family owned chains with units in neighboring markets or towns. Our customers are separated into two divisions, Core and National. Our Core division is made up of customers in our traditional 10 Southeastern states trading area and our National division includes customers across the U.S. that are outside the Southeast. We currently service over 2,300 Core and National customers. No customer or affiliated group of customers accounted for more than 2% of our net sales in 2002, 2001, and 2000.

Marketing Programs and Customer Services

Sales Force. Our marketing program for the Core division is implemented primarily by our sales force of territory managers, each of whom is responsible for specific customers within a particular geographic area. Territory managers generally call on customers weekly to check inventories, take orders and perform various in-store services. In addition, they promote our support services to our customers. Sales assistants work with certain of the more senior territory managers. At December 31, 2002, we employed 50 territory managers and assistants.

At December 31, 2002, we also employed 5 district managers, each responsible for supervising and monitoring the activities of territory managers located in their assigned areas. To supplement our primary sales force, we maintain a telemarketing group that solicits and accepts orders from customers between regular visits by territory managers.

At December 31, 2002 we employed 4 National division territory managers, 2 telephone sales agents, and a district manager. Additionally, we employed 2 customer development agents who support both the Core and National divisions.

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

Operations. Our ability to fill and deliver small quantity orders for many different items enables customers to place orders on an as-needed basis, which in turn reduces our customers' inventory investment and storage costs. Our "fill-rate" - the percentage of items shipped within 48 hours of receipt of an order - is a measure of the efficiency of our order processing, inventory control and warehouse operations. Our fill-rate was approximately 95% for each of the last three years.

Deliveries are made on a regular basis by common and contract carriers for National division customers and our fleet of approximately 32 tractors and 62 trailers for Core division customers. Deliveries of merchandise are normally made within two or three business days after placement of an order.

Direct Shipment Program. As an additional service to our customers, we maintain a direct shipment program where customers order and receive shipments of some products directly from suppliers but are invoiced through us. We act as principal in the direct sales transactions, pay the supplier for the goods shipped and assume the risk of loss for the collection of payment from our customer. This program enables us to distribute products that would be inconvenient or expensive to stock in our warehouse, such as commodity building materials, and allows customers to receive discounts that otherwise might not be available to them. Approximately 36%, 35% and 33% of our net sales were attributable to purchases under the direct shipment program for 2002, 2001 and 2000, respectively.

Purchasing, Suppliers and Inventory Management

We distribute approximately 36,000 items purchased from approximately 950 manufacturers. Our ten largest vendors in 2002 accounted for approximately 21.5% of our total purchases, but no single manufacturer accounted for more than 4.3% of our total purchases during the year. We have no long-term supply or distribution agreements with our vendors. Substantially all products of the type distributed by us are available from a number of manufacturers.

Because inventory constitutes a substantial portion of our total assets, efficient control of inventory is an important management priority. Our inventory turns (determined by dividing cost of stocked goods sold by average monthly inventory) were 4.4 in 2002 and 4.5 in 2001. Turns were lower in 2002 due to a slight decrease in warehouse shipments and an increase in imported products, which have longer delivery times and require higher stocking levels.

Competition

Our markets and those of our customers are highly competitive. We compete directly with other national and regional wholesalers (including co-ops), direct-selling manufacturers and specialty distributors on the basis of fill-rate, delivery time, price, breadth of product lines, marketing programs and support services. A number of these competitors are larger and have greater financial resources than us. The success of our business depends on our ability to distribute a large volume and variety of products efficiently and at competitive prices and to provide high quality support services.

Employees

As of December 31, 2002, we employed 393 persons, of whom 176 are subject to a collective bargaining agreement expiring in December 2004. We have not experienced any strikes or work stoppages and consider our relationship with our employees to be good.

Common Stock Information

Our common stock trades on The NASDAQ SmallCap Market℠ under the symbol MHCO. The following table shows the high and low bid prices by quarter in 2002 and 2001.

	2002		2001
Quarter Ended	High	Low	High	Low
March 31, . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .	$ 3.39	$ 1.77	$ 1.25	$ 1.00
June 30, . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .	4.25	2.50	1.85	0.97
September 30,. . . . . . . . . . . . . . . . . . . . . . . . .. . .	3.88	1.83	2.45	1.45
December 31,. . . . . . . . . . . . . . . . . . . . . . . . .. . .	2.81	2.15	2.25	2.05

Such over-the-counter quotations reflect inter-dealer quotations, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

On March 10, 2003, there were 165 holders of record of our common stock. Since a large number of these holders are nominees, we believe beneficial holders represent a substantially larger number.

We have not paid cash dividends on our common stock as it has been the policy of the Board of Directors to retain all available earnings to support the growth and expansion of our business. The payment of dividends on common stock in the future and the rate of such dividends, if any, will be determined by the Board of Directors based on our earnings, financial condition and capital requirements and subject to certain restrictions under our credit agreement.

Executive Officers

The executive officers as of March 1, 2003, their ages and their present positions with us and their principal occupations since 1998 are as follows:
Name	Age	Position
William Riley . . . . . . . . . . . . . . . . . . . . . .. . .	71	Chairman of the Board and Chief Executive Officer
Michael J. Gaines . . . . . . . . . . . . . . . . . .. .	60	President and Chief Operating Officer
Gary C. Mercer . . . . . . . . . . . . . . . . . . . . .. .	50	Chief Financial Officer (1)
Robert Tolbert . . . . . . . . . . . . . . . . . . . . . ..	48	Vice President - Marketing
Thomas A. Seifert . . . . . . . . . . . . . . . . . . ..	55	Vice President - Merchandising (2)
Robert Grear . . . . . . . . . . . . . . . . . . . . . . .. .	52	Vice President - Operations (3)
Clay Alford . . . . . . . . . . . . . . . . . . . . . . . .. .	54	Vice President - Quality Assurance
Andrew W. Reid . . . . . . . . . . . . . . . . . . . .. .	55	Vice President - Sales

  Mr. Mercer was employed by The Young & Vann Supply Company, an industrial distributor, from 1988 to 2000.

  Mr. Seifert was employed by Marvin's, a home center and building materials chain, from 1994 to 2001.

  Mr. Grear was owner and manager of SMB Trading Group, an internet trading and distribution consulting company, from 1998 to 1999; he was employed by Caldor, Inc., a mass merchandise retailer, from 1994 to 1997.

Officers are elected annually and serve at the discretion of the Board of Directors.

Properties

Our distribution facility and executive offices are located in a single 488,000 square foot facility, which includes a 51,000 square foot mezzanine, on a 30-acre site in Pelham, Alabama. Until December 2001, we leased the Pelham facility pursuant to a lease entered into in connection with the issuance of industrial development bonds. We had the option to purchase the Pelham facility for a nominal cost at the expiration of the lease and did so in the first quarter of 2002. Our ownership interest in the warehouse is mortgaged to secure a $7,000,000 term loan received in November 2002. We believe that our Pelham facility is adequate for our presently foreseeable needs. We also lease office space in New York, New York for which lease payments are approximately $102,800 per annum.  An unrelated manufacturing company controlled by Messrs. Marks and Riley contributed $67,800 towards the cost of that office.

Selected Financial Data

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except share and per share data)
Income Statement Data:
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . .	$ 150,621	$ 152,790	$ 154,065	$ 167,217	$ 159,027
Cost of merchandise sold. . . . . . . . . . . . . . . . . .. . . .	135,974	137,414	140,040	151,132	144,078
Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .	14,647	15,376	14,025	16,085	14,949
Selling and administrative expenses . . . . . . . . . . . ..	13,256	12,869	14,687	14,234	13,315
Operating income (loss). . . . . . . . . . . . . . . . . . .. . . . .	1,391	2,507	(662)	1,851	1,634
Interest expense, net . . . . . . . . . . . . . . . . . . . . . .. . . .	853	1,276	1,650	1,407	1,337
Income (loss) before income taxes. . . . . . . . . . . . . ..	538	1,231	(2,312)	444	297
Income tax (benefit) . . . . . . . . . . . . . . . . . . . . .. . . . . .	198	443	(759)	145	136
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .. . . . .	$ 340	$ 788	$ (1,553)	$ 299	$ 161
Earnings (loss) per share:
Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .	$ .19	$ .44	$ ( .82)	$ .16	$ .09
Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .	$ .18	$ .44	$ ( .82)	$ .16	$ .09
Weighted average common shares outstanding:
Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .	1,771,000	1,795,000	1,903,000	1,881,000	1,861,000
Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .	1,890,000	1,795,000	1,903,000	1,881,000	1,861,000

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Current assets . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . .	$ 38,629	$ 38,961	$ 44,411	$ 46,129	$ 46,105
Property and equipment - net . . . . . . . . . . . .. . . . . . .	8,391	8,773	8,812	8,248	8,006
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . .	721	786	1,016	1,113	1,164
Total assets . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . .	$ 47,741	$ 48,520	$ 54,239	$ 55,490	$ 55,275

Current liabilities	$ 12,956	$ 16,720	$ 19,778	$ 22,701	$ 23,408
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . .	20,584	18,025	21,664	17,963	17,453
Deferred income taxes . . . . . . . . . . . . . . . . .. . . . . . . .	1,033	926	671	1,076	1,085
Stockholders' equity . . . . . . . . . . . . . . . . . . . .. . . . . . .	13,168	12,849	12,126	13,750	13,329
Total liabilities and stockholders' equity . . .. . . . .	$ 47,741	$ 48,520	$ 54,239	$ 55,490	$ 55,275

Quarterly Financial Data - Unaudited

Quarterly Financial Data - Unaudited
(in thousands, except per share amounts)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2002	2001	2002	2001	2002	2001	2002	2001
Net sales . . . . . . . . . . . . . .	$ 39,238	$ 39,402	$ 40,379	$ 39,830	$ 38,851	$ 39,858	$ 32,153	$ 33,700
Gross profit . . . . . . . . . . . .	3,798	4,093	4,168	4,024	3,740	3,928	2,941	3,331
Net income (loss) . . . . . . .	$ 294	$ 250	$ 328	$ 255	$ 53	$ 155	$ (335)	$ 128
Net income (loss) per share-basic . . . . . . . . . . . .	$ 0.17	$ 0.14	$ 0.18	$ 0.14	$ 0.03	$ 0.09	$ (0.19)	$ 0.07
Net income (loss) per share-diluted . . . . . . . . . . .	$ 0.16	$ 0.14	$ 0.16	$ 0.14	$ 0.03	$ 0.09	$ (0.17)	$ 0.07

Typically, sales in the 1st, 2nd and 3rd quarters are higher than in the 4th quarter due to additional sales generated by Dealers' Marts. In 2002, we held these Marts during the months of February, May and August. The majority of the additional sales are factory direct shipments that carry a lower gross margin than warehouse shipments but contribute to our profitability. Sales in the 4th quarter are also negatively impacted by the effect of seasonal holidays.

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

Statement of Position 93-7, Reporting on Advertising Costs, requires the disclosure of advertising costs. We expense the cost of advertising when incurred. Advertising expense was immaterial and did not have a significant impact on expenses for the years 2002, 2001 and 2000.

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

Impairment and Depreciation of Long-Lived Assets

We estimate the depreciable lives of property and equipment when purchased and evaluate those lives when facts and circumstances change. In regards to impairment, we have adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Under SFAS No. 144, when events and circumstances indicate that long-lived assets used in operations may be impaired and the undiscounted cash flows estimated to be generated from those assets are less than their carrying values, we record an impairment loss equal to the excess of the carrying value over the fair value. Long-lived assets held for disposal are valued at the lower of the carrying value or fair value less disposal costs. The adoption of SFAS 144 had no significant impact on our financial condition or results of operations.

Results of Operations

Total gross margin for 2002 decreased $540,000 or 2.2% from 2001 on a 1.4% net sales decrease. Total operating expenses increased $576,000 or 2.6%. As a result of the decrease in gross margin and an increase in operating expenses, operating income decreased $1,116,000 or 44.5% to $1,391,000 compared to an operating income of $2,507,000 in 2001.

Total gross margin for 2001 increased $449,000 or 1.9% from 2000 on a 0.8% net sales decrease. Total operating expenses decreased $2,720,000 or 11.0%. As a result of the increase in gross margin and decrease in operating expenses, operating income increased $3,169,000 to $2,507,000 compared to an operating loss of $662,000 in 2000.

Net Sales

Net sales for 2002 decreased $2,169,000 or 1.4% compared to 2001. Most of the decrease was due to a reduction in sales to unprofitable accounts.

We experienced a temporary disruption in operations in the third quarter of 2002 due to storm damage. The estimated effect for the third quarter on diluted earnings per share was $0.02. The storm damage and subsequent expenses related to business disruption were fully insured. Our financial statements reflect the related insurance recoveries due to the disruption caused by the storm damage. These recoveries offset expenses incurred due to related disruptions in operations during 2002 and are expected to be adequate to cover any related expenses incurred during the first half of 2003, when all repairs are scheduled for completion. As of December 31, 2002, we had an amount receivable due from our insurance carrier of $477,000, all of which was collected in March 2003.

Net sales for 2001 decreased $1,275,000 or 0.8% compared to 2000. The majority of the decrease was due to territory consolidations initiated in May 2000. Quarterly comparisons for 2001 compared to 2000 were more favorable after the first quarter due to the effect of the timing of the territory consolidations.

The following table sets forth quarterly net sales and changes by quarter for the past three years.
		Net Sales	Increase (Decrease) vs. Same Quarter in Previous Year
		Amount (in thousands)	Amount (in thousands)	Percent Change
2000--	1st . . . . . . . . . . . . . . . . . . . . . . . .. . .	$ 43,755	$ (908)	-2.0%
	2nd . . . . . . . . . . . . . . . . . . . . . . .. . .	38,642	(4,062)	-9.6
	3rd . . . . . . . . . . . . . . . . . . . . . . .. . . .	38,903	(4,663)	-10.7
	4th . . . . . . . . . . . . . . . . . . . . . . .. . . .	32,765	(3,518)	-9.7

2001--	1st . . . . . . . . . . . . . . . . . . . . . . . .. . .	39,402	(4,353)	-9.9
	2nd . . . . . . . . . . . . . . . . . . . . . . .. . .	39,830	1,188	3.1
	3rd . . . . . . . . . . . . . . . . . . . . . . .. . . .	39,858	955	2.5
	4th . . . . . . . . . . . . . . . . . . . . . . .. . . .	33,700	935	2.9

2002--	1st . . . . . . . . . . . . . . . . . . . . . . . .. . .	39,238	(164)	-4.2
	2nd . . . . . . . . . . . . . . . . . . . . . . .. . .	40,379	549	1.4
	3rd . . . . . . . . . . . . . . . . . . . . . . .. . . .	38,851	(1,007)	-2.5
	4th . . . . . . . . . . . . . . . . . . . . . . .. . . .	32,153	(1,547)	-4.6

Operations

The following table sets forth certain financial data as a percentage of net sales for the past three years:

	Years Ended December 31,
	2002	2001	2000
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .	100.0%	100.0%	100.0%
Gross margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .	16.0%	16.1%	15.7%
Warehouse and delivery expense . . . . . . . . . . . . . . . . . . . . . . . ..	6.3	6.0	6.6
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .	9.7	10.1	9.1
Selling and administrative expense . . . . . . . . . . . . . . . . . . . . . . ..	8.8	8.5	9.5
Operating income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. .	0.9	1.6	-0.4
Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. .	0.6	0.8	1.1
Income (loss) before income tax (benefit) . . . . . . . . . . . . . . . . .. .	0.3%	0.8%	-1.5%

Gross Margin

Gross margin percentage decreased slightly to 16.0% of sales compared to 16.1% for 2001, attributable to a slight increase in the mix of factory direct shipments that carry a lower margin rate.

Gross margin percentage increased to 16.1% of sales for 2001 from 15.7% for 2000. The effect of a higher mix of factory direct shipments that carry a lower margin was more than offset by an improved margin rate on a more favorable mix of warehouse shipments.

In 2002 and 2001, there were three Dealers Marts. Most of the sales from the Dealers' Marts in both 2002 and 2001 were shipped in the first, second and third quarters and included a higher proportion of factory direct shipments at lower gross margins. The gross margin rate for the fourth quarter of 2002 was higher than the first three quarters mainly due to a lower mix of lower margin factory direct shipments.

The following table sets forth gross margin and gross margin percentages and year-to-year changes by quarter for the last three years.

		Gross Margin		Increase (Decrease) vs. Same Quarter in Previous Year
		Amount (in thousands)	Percentage of Sales	Amount (in thousands)	Percentage Points
2000--	1st . . . . . . . . . . . . . . . . . . . . . . . .. .	$ 6,916	15.8%	$ 460	1.3
	2nd . . . . . . . . . . . . . . . . . . . . . . .. .	6,506	16.8	(320)	0.8
	3rd . . . . . . . . . . . . . . . . . . . . . . .. .	6,101	15.7	(831)	(0.2)
	4th . . . . . . . . . . . . . . . . . . . . . . .. .	4,634	14.1	(2,059)	(4.3)

2001--	1st . . . . . . . . . . . . . . . . . . . . . . . .. .	6,390	16.2	(526)	0.4
	2nd . . . . . . . . . . . . . . . . . . . . . . .. .	6,276	15.8	(230)	(1.0)
	3rd . . . . . . . . . . . . . . . . . . . . . . .. .	6,244	15.7	143	0.0
	4th . . . . . . . . . . . . . . . . . . . . . . .. .	5,696	16.9	1,062	2.8

2002--	1st . . . . . . . . . . . . . . . . . . . . . . . .. .	6,115	15.6	(275)	(0.6)
	2nd . . . . . . . . . . . . . . . . . . . . . . .. .	6,469	16.0	193	0.2
	3rd . . . . . . . . . . . . . . . . . . . . . . .. .	6,131	15.8	(113)	0.1
	4th . . . . . . . . . . . . . . . . . . . . . . .. .	5,351	16.6	(345)	(0.3)

Warehouse and Delivery Expenses

As a percent of warehouse shipments, warehouse and delivery expense increased to 9.8% in 2002 compared to 9.3% in 2001 mainly as a result of increased unit labor costs and contract carrier expense.

As a percent of warehouse shipments, warehouse and delivery expenses decreased to 9.3% in 2001 compared to 9.8% in 2000. Continued warehouse productivity improvements and route consolidations initiated in May of 2000 had a favorable impact on warehouse and delivery expenses.

The following table shows the trend of warehouse and delivery expenses by quarter for the last three years.
		Warehouse & Delivery Expenses		Increase (Decrease) vs. Same Quarter in Previous Year
	Quarter	Amount (in thousands)	Percentage of Whse Shipments	Amount (in thousands)	Percentage Points
2000--	1st . . . . . . . . . . . . . . . . . . . . . . . .. . .	$ 2,656	9.2%	$ (37)	(0.4)
	2nd . . . . . . . . . . . . . . . . . . . . . . .. . .	2,546	9.6	(309)	(0.4)
	3rd . . . . . . . . . . . . . . . . . . . . . . .. . . .	2,451	9.6	(351)	(0.3)
	4th . . . . . . . . . . . . . . . . . . . . . . .. . . .	2,479	10.9	7	2.3

2001--	1st . . . . . . . . . . . . . . . . . . . . . . . .. . .	2,297	8.9	(359)	(0.3)
	2nd . . . . . . . . . . . . . . . . . . . . . . .. . .	2,252	8.7	(294)	(0.9)
	3rd . . . . . . . . . . . . . . . . . . . . . . .. . . .	2,316	9.3	(135)	(0.3)
	4th . . . . . . . . . . . . . . . . . . . . . . .. . . .	2,365	10.3	(114)	(0.6)

2002--	1st . . . . . . . . . . . . . . . . . . . . . . . .. . .	2,317	9.4	20	0.5
	2nd . . . . . . . . . . . . . . . . . . . . . . .. . .	2,301	9.0	49	0.3
	3rd . . . . . . . . . . . . . . . . . . . . . . .. . . .	2,391	9.7	75	0.4
	4th . . . . . . . . . . . . . . . . . . . . . . .. . . .	2,410	11.1	45	0.8

Selling and Administrative Expenses

Selling and administrative expenses increased $387,000 or 3.0% in 2002 compared to the previous year primarily as a result of an increase in overall employee benefit expenses and salaries, benefits and other costs associated with our national sales initiative, which includes serving customers outside of our Core (Southeastern) trading area. These increased expenses were partially offset by an increase in vendor allowances.

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

		Selling & Administrative Expenses		Increase (Decrease) vs. Same Quarter in Previous Year
	Quarter	Amount (in thousands)	Percentage of Whse Shipments	Amount in thousands)	Percentage Points
2000--	1st . . . . . . . . . . . . . . . . . . . . . . . .. . .	$ 3,772	8.6%	$ 192	0.6
	2nd . . . . . . . . . . . . . . . . . . . . . . .. . .	3,812	9.9	192	1.4
	3rd . . . . . . . . . . . . . . . . . . . . . . .. . .	3,309	8.5	(512)	(0.3)
	4th . . . . . . . . . . . . . . . . . . . . . . .. . .	3,794	11.6	581	2.7

2001--	1st . . . . . . . . . . . . . . . . . . . . . . . .. . .	3,267	8.3	(505)	(0.3)
	2nd . . . . . . . . . . . . . . . . . . . . . . .. . .	3,294	8.3	(518)	(1.6)
	3rd . . . . . . . . . . . . . . . . . . . . . . .. . .	3,387	8.5	78	0.0
	4th . . . . . . . . . . . . . . . . . . . . . . .. . .	2,921	8.7	(873)	(2.9)

2002--	1st . . . . . . . . . . . . . . . . . . . . . . . .. . .	3,132	8.0	(135)	(0.3)
	2nd . . . . . . . . . . . . . . . . . . . . . . .. . .	3,427	8.5	133	0.2
	3rd . . . . . . . . . . . . . . . . . . . . . . .. . .	3,453	8.9	66	0.4
	4th . . . . . . . . . . . . . . . . . . . . . . .. . .	3,244	10.1	323	1.4

Interest Expense

In 2002, net interest expense decreased $423,000 or 33.1% compared to 2001 primarily due to a lower interest rate environment compared to 2001. The weighted average interest rate was 4.65% in 2002 compared to 7.03% in 2001.

In 2001, net interest expense decreased $374,000 or 22.7% compared to 2000. The decrease was primarily due to a decrease in the prime lending and LIBOR based rates in 2001. The weighted average interest rate was 7.03% for 2001 compared to 9.45% in 2000.

Income Taxes

For information concerning income tax provisions for 2002, 2001 and 2000, as well as information regarding differences between effective tax rates and statutory tax rates, see Note 6 of our financial statements.

Liquidity and Capital Resources

In 2002, we purchased 7,850 shares of our common stock. In 2001, we purchased 58,200 shares of our common stock and issued 13,500 shares under the employee stock purchase plan.

In 2002, we financed our working capital requirements with a line of credit under which we may borrow up to 85% of eligible receivables and 50% of eligible inventory up to $6,000,000 that was annually renewable beginning in April 2003. In February 2002, we executed a working capital line increase and extension. This new line allows for a maximum borrowing of $28,000,000 and is based on 85% of eligible receivables and 50% (60% during the months of December, January and February) of eligible inventory up to $11,000,000. This new line has a maturity date of April 30, 2005. The borrowings bear interest at the prime interest rate or, at our option, 2 1/2% over LIBOR (2 1/4% for the 2nd, 3rd, and 4th quarters of 2002 since we met certain requirements). Our trade receivables and inventory secure the borrowings.

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

Actual borrowings under lines of credit and the average interest rate were as follows during the past three years:

	Average Borrowings (1)	Year-end Borrowings	Maximum Borrowings	Weighted Average Interest Rate (2)	Year-end Interest Rate (3)
2000 . . . . . . . . . . . . . . . . . . . . .	$17,765,000	$21,950,000	$22,236,000	9.15%	9.45%
2001 . . . . . . . . . . . . . . . . . . . . .	19,393,000	18,113,000	23,804,000	7.03	4.77
2002 . . . . . . . . . . . . . . . . . . . . .	20,082,000	20,755,000	24,276,000	4.65	3.94
    The average amount outstanding during the period was computed by dividing the daily outstanding principal balances by the number of days of the year.
    The weighted average interest rate during the period was computed by dividing the actual interest expense including availability fees by the average borrowings.
    The year-end interest rate reflected for 2002 represents a fixed rate of 5.03% on the $7,000,000 term loan and the LIBOR rate on the first $10,000,000 of borrowings on our revolving line. The remaining balance on the revolving line of credit was subject to the prime rate of 4.25%.

Average borrowings in 2002 and 2001 increased as a result of a repayment of term debt and capital expenditures.

The following table summarizes information about our contractual obligations as of December 31, 2002:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1- 3 Years	4-5 Years	After 5 Years
Long term debt . . . . . . . . . . . . . . . . . ..	$20,755,000	$ 320,000	$14,816,000	$5,619,000	--
Capital lease obligations . . . . . . . . . .	334,000	185,000	149,000	--	--
Operating leases . . . . . . . . . . . . . . . . ..	1,446,000	626,000	816,000	4,000	--
Total . . . . . . . . . . . . . . . . . . . . . . . . . .. . .	$22,535,000	$1,131,000	$15,781,000	$5,623,000	--

In February 2002, we negotiated an amendment to our working capital line that extended the maturity date to April 2005. We believe our new credit facility is adequate to finance our current working capital needs. We believe that we will have sufficient cash flow from operations and available capacity under the Credit Facility, to fund both our current operations and anticipated internal expansion, for the current year and for the additional period remaining under the Credit Facility.

On an historical basis, net cash provided by (used in) operating activities for fiscal years 2002, 2001 and 2000 was ($1,682,000), $5,743,000, and ($1,680,000), respectively.

The change from 2001 to 2002 was mainly due to a decrease in current liabilities, mainly trade accounts payable which decreased $3,087,000 compared to prior year. Trade payables decreased mainly because of increased purchases of merchandise with accelerated payment terms. This increase was partially offset by a reduction in other receivables

The change from 2000 to 2001 was due to the increase in net income and a significant decrease in current assets partially offset by a decrease in accounts payable and accrued expenses. Trade receivables decreased $6,503,000 or 29.1% and decreased $801,000 or 3.5% at December 31, 2001 and 2000, respectively, compared to the prior year. Although fourth quarter sales were 2.9% above the same quarter in 2000, trade receivables were down significantly due to the effect of aggressive promotions offered to our customers in the fourth quarter of 2001. These promotions helped increase sales by offering incentive rebates to customers instead of extended dating terms provided in prior years.

The change from 1999 to 2000 was mainly due to the net loss in 2000. Fourth quarter sales in 2000 were lower than the same quarter in 1999 and consequently trade receivables were also lower.

The following are the number of inventory items carried and average inventory turns for the last three years.

	Number of items carried	Average Inventory Turns
2000 . . . . . . .	35,531	4.9
2001 . . . . . . .	34,130	4.5
2002 . . . . . . .	35,746	4.4

At December 31, 2002, inventories increased $1,408,000 or 8.4% compared to the prior year end, because of increased purchases in preparation for a vendor price increase and our upcoming Mart.

At December 31, 2001, inventories decreased $245,000 or 1.4% compared to the prior year end, mainly due to fewer year-end purchases made to reach annual vendor incentive requirements. At December 31, 2000 inventories decreased $687,000 or 3.8% compared to 1999. The decrease in 2000 was at a rate less than the annual decrease in sales due to lower than average inventory turns.

Capital expenditures in 2002 were $1,054,000. Depreciation and amortization for 2002 was $1,356,000. We presently anticipate that capital expenditures in 2003 will not exceed the rate of depreciation and amortization.

Interest Rate Risk

The following discussion about our interest rate risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Our principal revolving credit agreement bears a floating interest rate based on the prime rate or, at our option, 2 1/2% over LIBOR. Accordingly, we are subject to market risk associated with changes in interest rates. At December 31, 2002, $13,755,000 was outstanding under the credit agreement. For 2002, the average principal amount outstanding under the credit agreement was $19,693,000. Assuming the average amount outstanding under the credit agreement during 2003 is equal to such average amount outstanding during 2002 less the average outstanding under our fixed rate term loan of approximately $6,800,000, a 1% increase in the applicable interest rate during 2003 would result in additional interest expense of approximately $128,930, which would reduce cash flow and pre-tax earnings dollar for dollar.

At December 31, 2002 the prime rate was 4.25% and currently it is 4.25%. Our LIBOR based rate was 3.67% at December 31, 2002 and currently it is 3.82%.

Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1991 Plan	255,000	$2.704	--
2001 Plan	192,000	1.175	268,000
Equity compensation plans not approved by security holders:	None	--	None
Total	447,000	$2.048	268,000

Control and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

  uncertainties associated with our national sales initiative or any acquisition we may seek to implement; and

  changes in general economic conditions, including increases in interest rates.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Moore-Handley, Inc.

We have audited the accompanying balance sheets of Moore-Handley, Inc. as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moore-Handley, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States

                                                                                                                /s/ Ernst & Young, LLP

Birmingham, Alabama
March 7, 2003

Moore-Handley, Inc.
Statements of Operations

For the Years Ended December 31, 2002, 2001 and 2000
	2002	2001	2000
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 150,621,000	$ 152,790,000	$ 154,065,000
Cost of merchandise sold . . . . . . . . . . . . . .	126,555,000	128,184,000	129,908,000
Warehouse and delivery expense . . . . . . .	9,419,000	9,230,000	10,132,000
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . .	135,974,000	137,414,000	140,040,000
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . .	14,647,000	15,376,000	14,025,000
Selling and administrative expenses . . . . .	13,256,000	12,869,000	14,687,000
Operating income (loss) . . . . . . . . . . . . . . .	1,391,000	2,507,000	(662,000)
Interest expense, net . . . . . . . . . . . . . . . . . .	853,000	1,276,000	1,650,000
Income (loss) before provision for income tax (benefit) . . . . . . . . . . . . . . . . . . .. . . . . . . .	538,000	1,231,000	(2,312,000)
Income tax (benefit) . . . . . . . . . . . . . . . . . . .	198,000	443,000	(759,000)
Net income (loss) . . . . . . . . . . . . . . . . . . . . .	$ 340,000	$ 788,000	$ (1,553,000)

Earnings (loss) per share:
Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .	$ 0.19	$ 0.44	$ (0.82)
Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .	$ 0.18	$ 0.44	$ (0.82)
Weighted average common shares outstanding:
Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .	1,771,000	1,795,000	1,903,000
Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .	1,890,000	1,795,000	1,903,000

See accompanying notes.

Moore-Handley, Inc.
Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000.
	2002	2001	2000
Cash flows from operating activities:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . .	$ 340,000	$ 788,000	$ (1,553,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . . . .. . . . . .	1,356,000	1,261,000	1,302,000
Provision for doubtful accounts . . . . . . . . . . . . . . . . . . .. . . . .	360,000	500,000	300,000
Loss (gain) on sale of equipment . . . . . . . . . . . . . . . . . .. . . . .	70,000	(11,000)	--
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . .	77,000	260,000	(565,000)
Change in assets and liabilities:
Trade and other receivables . . . . . . . . . . . . . . . .. . . . . . . . .	1,507,000	3,873,000	879,000
Merchandise inventory . . . . . . . . . . . . . . . . . . .. . . . . . . . . .	(1,408,000)	245,000	687,000
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . .	(114,000)	103,000	227,000
Prepaid pension cost . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .	65,000	222,000	93,000
Loan to officers . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .	--	--	--
Accounts payable and accrued expenses . . . . . . .. . . . . . .	(3,935,000)	(1,721,000)	(2,827,000)
Refundable or accrued income taxes . . . . . . . . . .. . . . . . . .	--	223,000	(223,000)
Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . .	(2,022,000)	4,955,000	(127,000)
Net cash (used in) provided by operating activities . . . .	(1,682,000)	5,743,000	(1,680,000)
Cash flows from investing activities:
Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .	(1,054,000)	(1,214,000)	(1,862,000)
Collections on notes receivable . . . . . . . . . . . . . . . . . . . . .. . . .	10,000
Proceeds from sale of equipment . . . . . . . . . . . . . . . . . . . .. . . .	10,000	11,000	--
Net cash used in investing activities ... . . . . . . . . . .. . . . .	(1,034,000)	(1,203,000)	(1,862,000)
Cash flows from financing activities:
Purchase of treasury stock . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .	(21,000)	(65,000)	(71,000)
Net (repayments) borrowings under bank loans . . . . . . .. . . .	(3,763,000)	(3,551,000)	4,852,000
Principal payments under long-term debt . .. . . . . . . . . . . . . .	(685,000)	(1,170,000)	(1,247,000)
Additional long-term borrowings . . . . . . . . . . . . . . . . . . . .. . . .	7,178,000	258,000	--
Net cash provided by (used in) financing activities . .. . . .	2,709,000	(4,528,000)	3,534,000
Net (decrease) increase in cash and cash equivalents . . .	(7,000)	12,000	(8,000)
Cash and cash equivalents at beginning of year . . . . . . . . . . ..	50,000	38,000	46,000
Cash and cash equivalents at end of year . . . . . . . . . . . . . . . .. .	$ 43,000	$ 50,000	$ 38,000

Supplemental Disclosures of Cash Flow Information

	2002	2001	2000
Cash paid (refunded) during the year for:
Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .	$ 933,000	$ 1,435,000	$1,797,000
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .	$ 423,000	$ (102,000)	$ 26,000

See accompanying notes.

Moore-Handley, Inc.
Balance Sheets

December 31, 2002 and 2001
ASSETS	2002	2001
Current assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . .. . . . . . . . . . . .	$ 43,000	$ 50,000
Trade receivables, net of allowance for doubtful accounts of $1,023,000 in 2002 and $1,028,000 in 2001 .. . . . . . . . . . . . . . . . .	15,216,000	15,815,000
Other receivables . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . .	4,135,000	5,413,000
Merchandise inventory . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . .	18,272,000	16,864,000
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . .	323,000	209,000
Deferred income taxes . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . .	640,000	610,000
Total current assets . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . .	38,629,000	38,961,000
Prepaid pension cost . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . .	721,000	786,000
Property and equipment:
Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . .	718,000	718,000
Buildings . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . .	8,634,000	9,983,000
Equipment . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . .	9,880,000	8,804,000
Less accumulated depreciation . . . . . . . . . . . . . . . .. . . . . . . . . . .	(10,841,000)	(10,732,000)
Net property and equipment. . . . . . . . . . . . . . . . . .. . . . . . . . . . . .	8,391,000	8,773,000
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . .	$ 47,741,000	$ 48,520,000

See accompanying notes.

LIABILITIES AND STOCKHOLDERS' EQUITY	2002	2001
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . .	$ 11,073,000	$ 14,160,000
Accrued payroll . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . .	672,000	893,000
Other accrued liabilities . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . .	706,000	1,333,000
Long-term debt due within one year . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . .	505,000	334,000
Total current liabilities . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . .	12,956,000	16,720,000
Long-term debt, less amount due within one year . . . . . . . . .. . . . . . . . . . . . .	20,584,000	18,025,000
Deferred income taxes . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . .	1,033,000	926,000
Commitments (Note 5) . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . .	--	--
Stockholders' equity:
Common stock, $.10 par value; 10,000,000 shares authorized; 2,510,040 shares issued .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . .	251,000	251,000
Common stock subscribed, 106,000 shares subscribed . . . . . .. . . . . . . . . . .	11,000	11,000
Capital in excess of par value . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . .	13,150,000	13,150,000
Retained earnings . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . .	2,472,000	2,132,000
Less:
Treasury stock, at cost, 743,947 shares in 2002 and 736,097 shares in 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . .	(2,438,000)	(2,417,000)
Common stock subscriptions receivable. . . . . . . . . . .. . . . . . . . . . . . . . . . . . . .	(278,000)	(278,000)
Total stockholders' equity . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . .	13,168,000	12,849,000
Total liabilities and stockholders' equity . . . . . . . .. . . . . . . . . . . . . . . . . . . . . .	$ 47,741,000	$ 48,520,000

See accompanying notes.

Moore-Handley, Inc.
Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2002, 2001, and 2000

	Common Stock		Common Stock Subscribed
	Shares	Amount	Shares	Amount
Balance at December 31, 1999 . . . . . . . . . . . .	2,510,040	$ 251,000	112,000	$ 11,000
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .	--	--	--	--
Sale of treasury stock . . . . . . . . . . . . . . . . . . .	--	--	--	--
Purchases of treasury stock . . . . . . . . . . . . .	--	--	--	--
Balance at December 30, 2000 . . . . . . . . . . .	2,510,040	251,000	112,000	11,000
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . ..	--	--	--	--
Loans repaid . . . . . . . . . . . . . . . . . . . . . . . .. . .	--	--	--	--
Sale of treasury stock . . . . . . . . . . . . . . . . . .	--	--	(6,000)	--
Purchases of treasury stock . . . . . . . . . . . . .	--	--	--	--
Balance at December 31, 2001 . . . . . . . . . . .	2,510,040	251,000	106,000	11,000
Net income . . . . . . . . . . . . . . . . . . . . . . . . .. . .	--	--	--	--
Purchases of treasury stock . . . . . . . . . . . . .	--	--	--	--
Balance at December 31, 2002 . . . . . . . . . . .	2,510,040	$ 251,000	106,000	$ 11,000

See accompanying notes.

		Treasury Stock
Capital in Excess of Par Value	Retained Earnings	Shares	Amount	Common Stock Subscriptions Receivable	Total Stockholders' Equity
$ 13,166,000	$ 3,096,000	598,097	$ (2,480,000)	$ (294,000)	$ 13,750,000
--	(1,553,000)	--	--	--	(1,553,000)
--	(188,000)	(44,700)	284,000	--	96,000
--	--	138,000	(167,000)	--	(167,000)
13,166,000	1,355,000	691,397	(2,363,000)	(294,000)	12,126,000
--	788,000	--	--	--	788,000
(16,000)	--	--	--	16,000	--
--	(11,000)	(13,500)	44,000	--	33,000
--	--	58,200	(98,000)	--	(98,000)
13,150,000	2,132,000	736,097	(2,417,000)	(278,000)	12,849,000
--	340,000	--	--	--	340,000
--	--	7,850	(21,000)	--	(21,000)
$ 13,150,000	$ 2,472,000	743,947	$ (2,438,000)	$ (278,000)	$ 13,168,000

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

Cash

    We consider all highly liquid securities with maturity at the time of purchase of three months or less to be cash equivalents.  As of December 31, 2002, we had no such instruments.

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

    Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on previously reported financial position, results of operations or cash flows of the Company.

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

Certain Concentrations

    We are a wholesaler of hardware and building materials products and as such grant credit to our customers, most of whom are independent retailers located in the Southeast. We perform periodic credit evaluations of our customers' financial condition and obtain personal guarantees and/or security interests where we deem necessary. No customer or affiliated group of customers accounted for more than 2% of net sales for 2002, 2001 and 2000.

    As of December 31, 2002, we employed 393 persons of whom 176 are subject to a collective bargaining agreement expiring in December 2004.

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

Property and Equipment

Property and equipment is stated at cost and depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings	25-40 years
Equipment	3-15 years

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

Impairment and Depreciation of Long-Lived Assets

We estimate the depreciable lives of property and equipment when purchased and evaluate those lives when facts and circumstances change. In regards to impairment, we have adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Under SFAS No. 144, when events and circumstances indicate that long-lived assets used in operations may be impaired and the undiscounted cash flows estimated to be generated from those assets are less than their carrying values, we record an impairment loss equal to the excess of the carrying value over the fair value. Long-lived assets held for disposal are valued at the lower of the carrying value or fair value less disposal costs. The adoption of SFAS No. 144 had no significant impact on our financial condition or results of operations.

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

Incentive Compensation

We account for our stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), under which no compensation cost has been recognized.

Stock Options

The Company uses the intrinsic value method for stock option grants to individuals defined as employees under which no compensation is recognized for options granted at or above the fair market value of the underlying stock on the grant date. The Company uses the fair value method for stock options granted for services rendered by non-employees in accordance with the SFAS No. 123, Accounting for Stock Based Compensation.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2002	2001	2000
Net income (loss) - as reported . . . . . . . . . . . . . . .. . . . . . .	$ 340,000	$ 788,000	$ (1,553,000)
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects . . . . . . . . . . . . .	40,000	67,000	64,000
Net income (loss) - pro forma. . . . . . . . . . . . . . . . .. . . . . . .	$ 300,000	$ 721,000	$ (1,617,000)
Net income (loss) per share basic - as reported . . . . . . ..	$ 0.19	$ 0.44	$ (0.82)
Net income (loss) per share diluted - as reported . . . . . .	$ 0.18	$ 0.44	$ (0.82)
Net income (loss) per share basic - pro forma . . . . . . . . ..	$ 0.17	$ 0.40	$ (0.85)
Net income (loss) per share diluted - pro forma . . . . . . . .	$ 0.16	$ 0.40	$ (0.85)

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

In September 2000, the Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10). EITF 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. Shipping and handling costs associated with inbound freight are included in cost of sales. Shipping and handling fees billed to customers are included in delivery, selling, general and administrative expenses and totaled $90,464, $169,164 and $102,255 in 2002, 2001 and 2000, respectively.

Statement of Position 93-7, Reporting on Advertising Costs, requires the disclosure of advertising costs. We expense the cost of advertising when incurred. Advertising expense was immaterial and did not have a significant impact on expenses for the years 2002, 2001 and 2000.

Insurance Recoveries

We experienced a temporary disruption in operations in the third quarter of 2002 due to storm damage. The estimated effect for the third quarter on diluted earnings per share was $0.02. The storm damage and subsequent expenses related to business disruption were fully insured. Our financial statements reflect the related insurance recoveries due to the disruption caused by the storm damage. These recoveries offset expenses incurred due to related disruptions in operations during 2002 and are expected to be adequate to cover any related expenses incurred during the first half of 2003, when all repairs are scheduled for completion. As of December 31, 2002, we had an amount receivable due from our insurance carrier of $477,000, all of which was collected in March 2003.

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

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which clarifies accounting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. We adopted SFAS No. 144 in fiscal year 2002. The adoption of this statement did not have a material effect on the financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends FASB SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We adopted SFAS No. 148 in fiscal year 2002. The adoption of this statement did not have a material effect on the financial statements.

2. Other Receivables

Other receivables decreased $1,278,000 or 24%. Volume rebates and vendor allowances decreased $1,611,000 or 31% due to accelerated collection terms initiated during 2002. Other miscellaneous receivables include $477,000 due from our insurance carrier which was received in March 2003 (see discussion under Note 1).

The following table illustrates the content of other receivables as presented in our financial statements:

	2002	2001
Vendor rebates receivable. . . . . . . . . .	$1,859,000	$2,470,000
Vendor allowances receivable . . . . . .	1,678,000	2,678,000
Other miscellaneous receivables . . . .	598,000	265,000
	$4,135,000	$5,413,000

3. Loans to Officers

In 1999, we loaned an officer $60,000. This loan bears interest at our average rate during the previous year, and the officer is required to make scheduled interest payments each April 1 over the term of the loan. In addition, the officer is required to make principal payments equal to one-third of any annual bonus received. This note is due and payable in full in April 2004. The principal balance outstanding as of December 31, 2002 was $36,250.

4. Long-Term Debt

Long-term debt at December 31, 2002 and 2001, includes obligations under capital leases, a term loan and a revolving line of credit, all of which approximates fair value. At December 31, 2001, we also had outstanding a note payable that was paid using the proceeds of our term loan.

Long-term debt at December 31 consisted of:

	2002	2001
Note payable to bank (fixed rate of 8.25%; due January 2004) . . . . . . . . . . . . . . . . . . . . .. . .	$ --	$ 595,000
Line of credit (variable rate of 3.94% and 4.64% at December 31, 2002 and 2001 respectively; due April 2005 . . . . . . . . . . . . .. .	13,755,000	17,517,000
Term loan (fixed rate of 5.03%; due December 2008) . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . .	7,000,000	--
Capital lease obligations . . . . . . . . . . . . . . . . .	334,000	247,000
	21,089,000	18,359,000
Less current maturities . . . . . . . . . . . . . . . . . . .	(505,000)	(334,000)
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .	$ 20,584,000	$ 18,025,000

We have financed the purchase of transportation and computer equipment with leases. These leases are being accounted for as capital leases. Annual installments of principal on all capital leases will increase from approximately $49,000 in 2002 to $185,000 in 2003. The amortization expense relating to these leases is combined with depreciation expense.

The assets purchased under capital leases include:

	2002	2001
Equipment . . . . . . . . . . . . . . . . . . . . . . . .	$ 10,735,000	$ 10,304,000
Less accumulated amortization . . . . . .	(6,248,000)	(6,169,000)
Net building and equipment . . . . . . . .	$ 4,487,000	$ 4,135,000

In February 2002, we negotiated an amendment to our working capital line that extended the maturity date to April 2005. The amendment will allow maximum borrowings of $28,000,000 with availability based on 85% of eligible receivables and 50% of eligible inventory up to $11,000,000. The advance rate on eligible inventory is increased to 60% from 50% during the months of December, January and February to compensate for reduced borrowing availability due to seasonal decline in eligible accounts receivable. The borrowings bear interest at the prime interest rate or, at our option, 2 1/2% over LIBOR (2 1/4% for the 2nd, 3rd, and 4th quarters of 2002 since we met certain requirements).   Our receivables and inventory secure the borrowings.

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

Maturity of long-term debt is as follows:

2003 . . . . . . . . . . . . . . . . .	$ 505,000
2004 . . . . . . . . . . . . . . . . .	403,000
2005 . . . . . . . . . . . . . . . . .	14,165,000
2006 . . . . . . . . . . . . . . . . .	397,000
2007 and thereafter . . . .	5,619,000
21,089,000
Less current portion . . .	(505,000)
Long-term debt . . . . . . .	$ 20,584,000

Interest expense on long-term debt bank loans and capital lease obligations for the years ended December 31, 2002, 2001 and 2000 was $930,000, $1,422,000 and $1,797,000, respectively.

5. Commitments

Total future rental payments under non-cancelable operating leases that expire in 2006 are $2,070,000. Annual rentals for the remainder of the lease terms are as follows:

2003 . . . . . . . . . . . . . . . . .	$ 626,000
2004 . . . . . . . . . . . . . . . . .	569,000
2005 . . . . . . . . . . . . . . . . .	240,000
2006 . . . . . . . . . . . . . . . . .	7,000
2007 . . . . . . . . . . . . . . . . .	4,000
$ 1,446,000

Rental expense was $908,000, $1,078,000, and $1,082,000 in 2002, 2001, and 2000, respectively.

6. Income Tax

The provision for income tax expense (benefit) consists of the following:

	2002	2001	2000
Current:
Federal . . . . . . . . .	$ 76,000	$ 141,000	$ (194,000)
State . . . . . . . . . . .	3,000	41,000	-
Deferred:
Federal . . . . . . . . .	395,000	-	-
State . . . . . . . . . . .	(276,000)	261,000	(565,000)
	$198,000	$ 443,000	$(759,000)

The deferred income tax assets and liabilities are reflected in the balance sheets as follows:
	2002	2001
Deferred tax assets:
Allowance for doubtful accounts . . . . . . . . . . .	$ 377,000	$ 379,000
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .	31,000	57,000
Charitable contributions . . . . . . . . . . . . . . . . . .	17,000	--
Accrued vacation . . . . . . . . . . . . . . . . . . . . . . ..	165,000	174,000
Accrued health insurance costs . . . . . . . . . . .	57,000	57,000
AMT credit carryforward . . . . . . . . . . . . . . . . .	49,000	--
NOL carryforward - states . . . . . . . . . . . . . . . .	81,000	--
	777,000	667,000
Deferred tax liabilities:
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .. . .	904,000	693,000
Provision for pension expenses . . . . . . . . . . .	266,000	290,000
	1,170,000	983,000
Net liability . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .	$ 393,000	$ 316,000

The provision for income taxes (benefit) differs from the statutory federal income tax rate as a result of the following:

	Percent of Pre-Tax Income
	2002	2001	2000
Statutory U.S. income tax rate . . . . . . . . . . . . . . . .	34%	34%	(34)%
Increase in rates resulting from:
State income taxes -net of federal benefit . . . . . . .	3	3	--
Non-deductible meals and entertainment . . . . . . .	4	2	1
Other items . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .	(4)	(3)	--
Effective income tax rate . . . . . . . . . . . . . . . . . . . .. .	37%	36%	(33)%

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

Net periodic pension cost for the last three years included the following components:

	2002	2001	2000
Service cost -benefits earned during the period . . .	$388,000	$359,000	$336,000
Interest cost on projected benefit obligation . . . . . .	581,000	500,000	462,000
Expected return on assets . . . . . . . . . . . . . . . . . . . . .. .	(550,000)	(537,000)	(507,000)
Net amortization and deferral . . . . . . . . . . . . . . . . . .. .	52,000	15,000	119,000
Net periodic pension cost . . . . . . . . . . . . . . . . . . . . .. .	$471,000	$337,000	$410,000

The following table sets forth benefit obligations, the assets of the plans and the amount of the net prepaid pension cost recognized in the balance sheets as of December 31, 2002 and 2001.

	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year . . . . . . . .	$ 7,914,000	$ 7,297,000
Service costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. .	388,000	359,000
Interest costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. .	581,000	501,000
Actuarial loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. .	658,000	175,000
Benefits paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. .	(806,000)	(418,000)
Benefit obligation at end of year . . . . . . . . . . . . .	$ 8,735,000	$ 7,914,000
Change in plan assets:
Fair value of plan assets at beginning of year . . .	$ 7,819,000	$ 7,660,000
Actual return on plan assets . . . . . . . . . . . . . . . . .	(165,000)	462,000
Company contributions . . . . . . . . . . . . . . . . . . . . ..	406,000	115,000
Benefits paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..	(806,000)	(418,000)
Fair value of assets at end of year . . . . . . . . . . . .	$ 7,254,000	$ 7,819,000

Funded status of plan (under) over funded . . . .	$(1,481,000)	$ (95,000)
Unrecognized obligations at transition . . . . . . .	30,000	34,000
Unrecognized net actuarial loss . . . . . . . . . . . . . .	2,120,000	785,000
Unrecognized prior service cost . . . . . . . . . . . . .	52,000	62,000
Prepaid pension cost . . . . . . . . . . . . . . . . . . . . . . ..	$ 721,000	$ 786,000

The assumptions used to measure the projected benefit obligations and the expected earnings on plan assets at December 31 for the last three years were:

	2002	2001	2000
Weighted average discount rate	7%	7%	7%
Long-term rate of return on assets	7%	7%	7%
Increase in future compensation levels	5%	5%	4%

The valuation date for the projected benefit obligations was January 1, 2002.

In addition, we have 401(k) savings plans covering substantially all employees. There were no employer contributions made in 2002, 2001 or 2000.

8. Segment Reporting

We operate in one business segment. Revenues from products are as follows:

Class of Merchandise	2002	2001	2000
Electrical and plumbing supplies . . . . . . . . .. . . . . . . . . . . . . . . . . . .	$ 32,835,000	$ 31,702,000	$ 34,819,000
Home center products (including lawn and garden equipment, paint and accessories, sporting goods and appliances) . . . . .. .	31,781,000	27,389,000	33,278,000
Building supplies (including aluminum windows and doors, roofing products and lumber . . . . . . . . . . . . . . . . . . . . .. . . . . . . . .	33,438,000	36,679,000	35,743,000
General and shelf hardware (including power and hand tools, lock sets and wire products) . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . .	52,567,000	57,020,000	50,225,000
	$150,621,000	$152,790,000	$154,065,000

9. Incentive Compensation Plan

    On May 23, 1991, the stockholders approved the 1991 Incentive Compensation Plan pursuant to which a maximum aggregate of 460,000 shares of common stock was available for issuance to employees and directors until April 12, 2001. On April 26, 2001, the stockholders approved the 2001 Incentive Compensation Plan pursuant to which a maximum aggregate of 460,000 shares of common stock may be issued to employees and directors until March 23, 2011.

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

    Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average calculations for 2002, 2001 and 2000; risk-free interest rate of 4.4%, 5.7%, and 6.1% respectively; dividend yield of 0%; volatility factor of the expected market price of our common stock of .35, .34, and .28, respectively; and a weighted-average expected life of the option of 10.0, 10.0, and 10.0 years. The weighted average grant date fair value of options granted during 2002 was $1.39.

The following table shows the shares under these plans:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year . . . . . . . . . . . . . . . . . . . .	431,000	$2.042	225,000	$3.109	219,000	$3.321
Granted . . . . . . . . . . . . . . . . . . . . .	16,000	2.569	261,000	1.127	6,000	1.063
Exercised . . . . . . . . . . . . . . . . . . .	--	--	--	--	--	--
Forfeited . . . . . . . . . . . . . . . . . . . .	--	--	35,000	1.707	--	--
Expired . . . . . . . . . . . . . . . . . . . . . .	--	--	20,000	4.555	--	--
Outstanding at end of year . . . .	447,000	$2.048	431,000	$2.042	225,000	$3.109
Exercisable at end of year . . . . .	256,000	$2.709	186,000	$3.255	225,000	$3.109

The range of exercise prices of the outstanding options and exercisable options at December 31, 2002 are as follows:

Exercise Price Range	Number of Exercisable Shares	Number of Outstanding Exercisable Shares	Exercisable Through
$4.750	4,000	4,000	April 2004
4.875	4,000	4,000	April 2005
3.500	4,000	4,000	April 2006
3.375	4,000	4,000	April 2007
2.438	4,000	4,000	April 2008
1.875	4,000	4,000	April 2009
1.625	6,000	6,000	April 2010
1.080	6,000	6,000	April 2011
3.500	6,000	6,000	May 2012
3.375	75,000	75,000	November 2006
3.267	75,000	75,000	January 2007
1.313	30,000	75,000	August 2010
1.030 to 1.090	18,000	90,000	June 2011
1.030 to 1.090	16,000	80,000	December 2011
2.010	--	10,000	January 2012
	256,000	447,000

10.   Employee Stock Purchase Plan

During 1998, the stockholders approved the Employee Stock Purchase Plan (the Plan). The Plan is designed to encourage and facilitate stock ownership to its employees by providing a continued opportunity to purchase common stock, generally through voluntary after-tax payroll deductions. The price per share of the common stock shall be 85% of the fair market value on the date of the grant of the option to purchase qualified stock and shall not be less than 100% of the fair market value on the date of the grant of the option to purchase non-qualified stock.  During 2002, 50 shares were issued under this Plan from treasury stock compared to 13,500 shares in 2001.

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

11. Net Income Per Common Share

Computation of basic and diluted earnings per share:

(In thousands except per share amounts)
	Net Income (Loss)	Shares	Per Share Amount
For the year ended December 31,2002
Basic earnings per share	$ 340	1,771	$ 0.19
Options	-	119	-
Diluted earnings per share	$ 340	1,890	$ 0.18

	Net Income (Loss)	Shares	Per Share Amount
For the year ended December 31,2001
Basic earnings per share	$ 788	1,795	$ 0.44
Options	-	-	-
Diluted earnings per share	$ 788	1,795	$ 0.44

	Net Income (Loss)	Shares	Per Share Amount
For the year ended December 31,2000
Basic earnings per share	$ (1,553)	1,903	$ (0.82)
Options	-	-	-
Diluted earnings per share	$ (1,553)	1,903	$ (0.82)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                      MOORE-HANDLEY, INC.
                                                                                                                       By:                 /s/ Gary C. Mercer
                                                                                                                                                   Gary C. Mercer
                                                                                                                                            Chief Financial Officer
                                                                                                                              (Principal Accounting and Financial Officer)

March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ WILLIAM RILEY William Riley	Chairman of the Board, Director and Chief Executive Officer	March 26, 2003

/s/ MICHAEL J. GAINES Michel J. Gaines	President and Chief Operating Officer	March 26, 2003

/s/ GARY C. MERCER Gary C. Mercer	Chief Financial Officer	March 26, 2003

/s/ PIERCE E. MARKS, JR. Pierce E. Marks, Jr.	Director	March 26, 2003

/s/ MICHAEL B. STUBBS Michael B. Stubbs	Director	March 26, 2003

/s/ MICHAEL PALMER Michael Palmer	Director	March 26, 2003

CERTIFICATIONS

I, Gary C. Mercer, certify that:

  I have reviewed this annual report on Form 10-K of Moore-Handley, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                                                                                     By:                 /s/ Gary C. Mercer
                                                                                                                                                   Gary C. Mercer
                                                                                                                                            Chief Financial Officer

March 26, 2003

CERTIFICATIONS

I, William Riley, certify that:

  I have reviewed this annual report on Form 10-K of Moore-Handley, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                                                                                    By:                 /s/ William Riley
                                                                                                                                                  William Riley
                                                                                                                                            Chief Executive Officer

March 26, 2003

Moore-Handley, Inc.

Index of Exhibits

Exhibit No.	Description
3(a)	Restated Certificate of Incorporation of Company, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
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

10.9	1991 Incentive Compensation Plan, filed as Exhibit A to the Company's Proxy Statement dated April 30, 1991 and incorporated herein by reference.
10.10	2001 Incentive Compensation Plan, filed as Appendix B to the Company's Proxy Statement dated March 30, 2001 and incorporated herein by reference.
38
10.11	Amendment to 2001 Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.
10.12

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

10.14	The Moore-Handley, Inc. Employee Stock Purchase Plan filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.
10.15

Amendment dated September 24, 1999 to Financing Agreement, dated August 7, 1997, between the Company and The CIT Group/Business Credit, Inc. filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1999 and incorporated herein by reference.

10.16

Amendment dated March 10, 2000 to Financing Agreement, dated August 7, 1997, between the Company and The CIT Group filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.17	Amendment dated February 14, 2002 to Financing Agreement, dated August 7, 1997, between the Company and The CIT
Group/Business Credit, Inc. filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference
10.18

Description of Moore-Handley, Inc. Management Bonus Plan for
2002 filed as Exhibit 10 (1) to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002 and
incorporated herein by reference.

10.19	Company's 2002 Employee Stock Purchase Plan, filed as Exhibit 99 to the Company's Registration Statement on Form S-8 (Registration Number 333-86708) and incorporated herein by reference.
10.20	Credit Agreement, Promissory Note and Mortgage and Security Agreement dated November 14, 2002 between the Company and GMAC Business Credit, LLC.
21	List of Subsidiaries is incorporated herein by reference to Exhibit 9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
23	Consent of Ernst & Young LLP, Independent Auditors.