Form 10-Q
period 2003-03-31
MOORE HANDLEY INC /DE/
filed 2003-05-14
CIK 788951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Yes	[X]	No	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.10 par value	1,765,893 Shares
Class	Outstanding at March 31, 2003

MOORE-HANDLEY, INC.

INDEX

Item No.		Page No.
PART I. FINANCIAL INFORMATION - UNAUDITED
1.	Condensed Balance Sheets - March 31, 2003 and 2002 and December 31, 2002	3
	Statements of Operations - Three Months Ended March 31, 2003 and 2002	4
	Statements of Cash Flow - Three Months Ended March 31, 2003 and 2002	5
	Notes to Financial Statements	6
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
3.	Quantitative and Qualitative Disclosures About Market Risk (The information required by this item is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations.")	16
4.	Controls and Procedures	17
PART II. OTHER INFORMATION
6.	Exhibits and Reports on Form 8-K	18

	Signatures	18
	Certifications	19

MOORE-HANDLEY, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2003 AND 2002 AND DECEMBER 31, 2002

	MARCH 31		DECEMBER 31
	2003	2002	2002
ASSETS:
Current assets:
Cash	$43,000	$46,000	$43,000
Trade receivables, net	24,216,000	24,940,000	15,216,000
Other receivables	4,571,000	4,212,000	4,135,000
Merchandise inventory	18,545,000	17,108,000	18,272,000
Prepaid expenses	966,000	714,000	323,000
Deferred income taxes	639,000	610,000	640,000
Total current assets	48,980,000	47,630,000	38,629,000
Prepaid pension cost	602,000	714,000	721,000
Property and equipment	19,568,000	19,558,000	19,232,000
Less accumulated depreciation	(11,202,000)	(11,065,000)	(10,841,000)
Net property and equipment	8,366,000	8,493,000	8,391,000
	$57,948,000	$56,837,000	$47,741,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Trade payables	$19,881,000	$21,189,000	$11,073,000
Accrued payroll	586,000	615,000	672,000
Other accrued liabilities	1,040,000	483,000	706,000
Long-term debt due in one year	484,000	334,000	505,000
Total current liabilities	21,991,000	22,621,000	12,956,000
Long-term debt	21,591,000	20,150,000	20,584,000
Deferred income taxes	1,032,000	926,000	1,033,000
Commitments (Note 4)		-
Stockholders' equity Common stock, $.10 par value; 10,000,000 shares authorized, 2,510,000 shares issued; 1,765,893 shares outstanding at March 31, 2003	251,000	251,000	251,000
Other stockholders' equity	13,083,000	12,889,000	12,917,000
Total stockholders' equity	13,334,000	13,140,000	13,168,000
	$57,948,000	$56,837,000	$47,741,000
See accompanying notes.

MOORE-HANDLEY, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31
	2003	2002
Net sales	$40,265,000	$39,238,000
Cost of merchandise sold	34,192,000	33,123,000
Warehouse and delivery expenses	2,378,000	2,317,000
Cost of sales	36,570,000	35,440,000
Gross profit	3,695,000	3,798,000
Selling and administrative expenses	3,201,000	3,132,000
Operating income	494,000	666,000
Interest expense, net	229,000	201,000
Income before income tax	265,000	465,000
Income tax	98,000	171,000
Net income	$167,000	$294,000

Net income per common share - basic	$.09	$0.17
Weighted-average common shares outstanding - basic	1,766,000	1,773,000
Net income per common share - diluted	$.09	$0.16
Weighted-average common shares outstanding - diluted	1,911,000	1,896,000

MOORE-HANDLEY, INC.
STATEMENTS OF CASH FLOW (UNAUDITED)
	THREE MONTHS
	ENDED MARCH 31
	2003	2002
Cash flows from operating activities:
Net income	$167,000	$294,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	360,000	333,000
Provision for doubtful accounts	90,000	90,000
(Gain) loss on sale of equipment	(1,000)
Change in assets and liabilities:
Trade and other receivables	(9,529,000)	(8,035,000)
Merchandise inventory	(273,000)	269,000
Trade payables and accrued expenses	9,058,000	5,388,000
Other assets	(524,000)	(433,000)
Total adjustments	(819,000)	(2,388,000)
Net cash used in operating activities	(652,000)	(2,094,000)
Cash flows from investing activities:
Capital expenditures	(336,000)	(53,000)
Proceeds from sale of equipment	1,000	--
Collections on notes receivable	2,000	21,000
Net cash used in investing activities	(333,000)	(32,000)
Cash flows from financing activities:
Purchase of treasury stock	(1,000)	(3,000)
Net borrowings (repayments) under bank loans	1,116,000	2,221,000
Principal payments under long-term debt	(130,000)	(96,000)
Net cash provided by financing activities	985,000	2,122,000
Net decrease in cash	--	(4,000)

Cash at beginning of period	43,000	50,000
Cash at end of period	$43,000	$46,000
See accompanying notes.

MOORE-HANDLEY, INC.
NOTES TO FINANCIAL STATEMENTS
(INFORMATION PERTAINING TO THE THREE MONTHS
ENDED MARCH 31, 2003 AND 2002 IS UNAUDITED
1.  Basis of Presentation

    The financial statements included herein have been prepared by Moore-Handley, Inc. without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, these financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2003.

    The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim period. The results for the interim period are not necessarily indicative of results to be expected for the year.

    Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on previously reported financial position, results of operations or cash flows of the Company.

2. Description of Business and Significant Accounting Policies

&#    We are a full-service distributor of plumbing and electrical supplies, power and hand tools, paint and paint sundries, lawn and garden equipment and other hardware and building materials products. Our customers include retail home centers, hardware stores, building materials dealers, paint stores, combination stores, a limited number of mass merchandisers, businesses and institutions.

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

Cash

    We consider all highly liquid securities with maturity at the time of purchase of three months or less to be cash. As of March 31, 2003, we had no such instruments.

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

	2003	2002
Net income - as reported . . . . . . . . . . . . . . . . . . .	$ 167,000	$ 294,000
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects . . . . . . . . . . .	8,000	20,000
Net income - pro forma . . . . . . . . . . . . . . . . . . . .	$ 159,000	$ 274,000
Net income per share basic - as reported . . . . . .	$ 0.09	$ 0.17
Net income per share diluted - as reported . . . . . .	$ 0.09	$ 0.16
Net income per share basic - pro forma . . . . . . . .	$ 0.09	$ 0.16
Net income per share diluted - pro forma . . . . . . .	$ 0.08	$ 0.14

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

    In September 2000, the Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10). EITF 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the consolidated financial statements. Shipping and handling costs associated with inbound freight are included in cost of sales. Shipping and handling fees billed to customers are included in net sales in the Statement of Operations with the associated cost included in warehouse and delivery expense.

    Statement of Position 93-7, Reporting on Advertising Costs, requires the disclosure of advertising costs. We expense the cost of advertising when incurred.

3. Long-Term Debt

    Long-term debt at March 31, 2003 and 2002 and December 31, 2002 includes obligations under capital leases, a term loan and a revolving line of credit all of which approximate fair value. Long-term debt at March 31, 2003 and 2002 and December 31, 2002 consisted of:

	MARCH 31		DECEMBER 31
	2003	2002	2002

Note payable to bank (fixed rate of 8.25%; due January, 2004	$--	$524,000	$--
Line of credit (variable rate of 4.14%, 4.66% and	14,871,000	19,739,000	13,755,000
3.94% at March 31, 2003 and 2002, and
December 31, 2002, respectively; due April 2005)
Term loan (fixed rate of 5.03%; due December 2008)	6,921,000	--	7,000,000
Capital lease obligations	283,000	221,000	334,000
	22,075,000	20,484,000	21,089,000
Less current maturities	(484,000)	(334,000)	(505,000)
Long-term debt	$21,591,000	$20,150,000	$20,584,000

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

    Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation ( SFAS No. 123), and has been determined as if we had accounted for our employee stock options under the fair value method of Statement No. 123. The fair value for these options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average calculations:

	Three Months Ended March 31
	2003	2002
Risk free interest rate	3.93%	5.10%

Dividend yield	0.00%	0.00%
Volatility factor	.342	.360
Weighted-average expected life	10 years	10 years

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

THREE MONTHS
ENDED MARCH 31
	2003	2002
Pro forma net income	$ 159,000	$ 274,000

Pro forma net income per
share - basic	$ 0.09	$ 0.16
Pro forma net income per
share - diluted	$ 0.08	$ 0.14

7. Employee Stock Purchase Plan

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

    On July 23, 2002, the Board of Directors unanimously adopted the 2002 Employee Stock Purchase Plan (the "2002 Plan"). In connection with the 2002 Plan, up to 200,000 shares of common stock may be issued to employees at the lesser of 85% of the fair market value at the date of grant ($2.54 per share in the case of options granted July 23, 2002) or 85% of the fair market value on the date of exercise (which is July 23, 2003 in the case of the July 2002 grant) subject to stockholder approval of the 2002 Plan. The 2002 Plan will be voted on by the stockholders of the Company at the 2003 annual meeting.

8. Net Income Per Share

Computation of basic and diluted earnings per share:
(In thousands except per share amounts)
	Net Income	Shares	Per Share Amount
For the three months ended March 31, 2003
Basic earnings per share	$ 167	1,766	$ 0.09
Options		145
Diluted earnings per share	$ 167	1,911	$ 0.09

	Net Income	Shares	Per Share Amount
For the three months ended March 31, 2002
Basic earnings per share	$ 294	1,773	$ 0.17
Options		123
Diluted earnings per share	$ 294	1,896	$ 0.16

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

NET SALES

    Net sales for the quarter ended March 31, 2003 increased $1,007,000 or 2.6% from the same quarter in 2002 aided in part by strength in lumber and building material sales.

The following table sets forth the trend in net sales for 2002 and the first quarter of 2003:

				Net Sales Amount (in thousands)	Increase (Decrease) vs. Same Quarter in Previous Year Amount (in thousands)	Percent Change
		Quarter
2002	-	1st	.....................	$ 39,238	$ (164)	-4.2%
		2nd	.....................	40,379	549	1.4
		3rd	.....................	38,851	(1,007)	-2.5
		4th	.....................	32,153	(1,547)	-4.6

2003	-	1st	.....................	40,245	1,007	2.6

OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31
	2003	2002
Net sales	100%	100.0%
Gross margin	15.1	15.6
Warehouse and delivery expenses	5.9	5.9
Gross profit	9.2	9.7
Selling and administrative expenses	8.0	8.0
Operating income	1.2	1.7
Interest expense, net	0.6	0.5
Income before income tax	0.7%	1.2%

                            GROSS MARGIN

    The gross margin percentage for the quarter ended March 31, 2003 was 15.1%, down from 15.6% in the first quarter of 2002 primarily as a result of increased shipments of price sensitive products. The following table sets forth the gross margin dollars, gross margin percentages and year-over-year changes for 2002 and the first quarter of 2003:

				Gross Margin		Increase (Decrease) vs. Same Quarter in Previous Year
		Quarter		Amount (in thousands)	Percentage of Sales	Amount (in thousands)	Percentage Points
2002	-	1st	.....................	$6,115	15.6%	$(275)	(0.6)%
		2nd	.....................	6,469	16.0	193	0.3
		3rd	.....................	6,131	15.8	(113)	0.1
		4th	.....................	5,351	16.6	(345)	(0.3)

2003	-	1st	.....................	6,073	15.1	(42)	(0.5)

WAREHOUSE AND DELIVERY EXPENSES

    Warehouse and delivery expense increased $61,000 or 2.6% compared to the same quarter last year, mainly due to increased warehouse shipments. As a percent of warehouse shipments, warehouse and delivery expense was 9.4%, unchanged from the same quarter last year.

    The following table sets forth the trend in warehouse and delivery expenses in 2002 and the first quarter of 2003:

				Warehouse and Delivery Expenses		Increase (Decrease) vs. Same Quarter in Previous Year
				Amount (in thousands)	Percent of Warehouse Shipments	Amount (in thousands)	Percentage Points
		Quarter
2002	-	1st	.....................	$2,317	9.4	20	0.5%
		2nd	.....................	2,301	9.0	49	0.3
		3rd	.....................	2,391	9.7	75	0.4
		4th	.....................	2,410	11.1	45	0.8

2003	-	1st	.....................	2,378	9.4	61	0.0

SELLING AND ADMINISTRATIVE EXPENSES

    Selling and administrative expenses for the first quarter of 2003 increased by $69,000 or 0.2% over the same period in 2002 primarily as a result of increased general insurance expense and salaries, benefits and other costs associated with our national sales initiative. These increased expenses were partially offset by an increase in vendor allowances. The following table sets forth the quarterly trend in selling and administrative expenses in 2002 and the first quarter of 2003:

				Selling and Administrative Expenses		Increase (Decrease) vs. Same Quarter in Previous Year
				Amount (in thousands)	Percent of Sales	Amount (in thousands)	Percentage Points
		Quarter
2002	-	1st	.....................	$3,132	8.0	(135)	(0.3)%
		2nd	.....................	3,427	8.5	133	0.2
		3rd	.....................	3,453	8.9	66	0.4
		4th	.....................	3,244	10.1	323	1.4

2003	-	1st	.....................	3,201	8.0	69	0.0

INTEREST EXPENSE, NET

    Interest expense, net increased $28,000 or 13.9% during the first quarter of 2003 compared to the same period during 2002. The increase was primarily due to an increase in average borrowings. The weighted average interest rates for the quarter ended March 31, 2003 and 2002 were 4.57% and 4.65%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    From December 31, 2002 to March 31, 2003, our net trade receivables increased $9,000,000 or 59.1%. The increase was primarily due to sales generated at our February Dealers' Mart. Net trade receivables decreased during the first quarter 2003 by $724,000 or 2.9% compared to the first quarter 2002 primarily due to improved receivables turnover.

    Inventories increased seasonally by $273,000 or 1.5% as of March 31, 2003 compared with December 31, 2002 mainly in response to anticipated higher sales in the spring months. Inventories increased $1,437,000 or 8.4% compared to March 31, 2002 mainly due to the addition of new products.

    Trade payables increased $8,808,000 or 79.5% from December 31, 2002 because of extended terms received from suppliers in connection with the February Dealers' Mart. Trade payables decreased $1,308,000 or 6.2% compared to March 31, 2002 mainly because of increased purchases of merchandise with accelerated payment terms.

    At March 31, 2003 we had unused lines of credit of $13,129,000 based on a collateral base of $28,000,000.

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

    Our principal credit agreement bears a floating interest rate based on the prime rate or, at our option, a 2 1/2 % over LIBOR. Accordingly, we are subject to market risk associated with changes in interest rates. At March 31, 2003, $14,871,000 was outstanding under the credit agreement. For 2002, the average principal amount outstanding under the credit agreement was $19,693,000. Assuming the average amount outstanding under the credit agreement during 2003 is equal to such average amount outstanding during 2002 less the average outstanding under our fixed rate term loan of approximately $6,800,000, a 1% increase in the applicable interest rate during 2003 would result in additional annual interest expense of approximately $128,930, which would reduce cash flow and pre-tax earnings dollar for dollar.

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

    Within 90 days prior to the date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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
(b)	Reports on Form 8-K
No report on Form 8-K was filed during the quarter ending March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOORE-HANDLEY, INC.
(Registrant)

Date:	May 14, 2003	/s/ Michael J. Gaines
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

Date: May 14, 2003

/s/     William Riley

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

Date: May 14 , 2003

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