Form 10-Q
period 2003-06-30
MOORE HANDLEY INC /DE/
filed 2003-08-14
CIK 788951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes	[X]	No	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.10 par value	1,804,843 Shares
Class	Outstanding at June 30, 2003

MOORE-HANDLEY, INC.
INDEX

Item No.		Page No.

PART I. FINANCIAL INFORMATION - UNAUDITED

1.	Condensed Balance Sheets (Unaudited) -
	June 30, 2003 and 2002 and December 31, 2002	3

	Statements of Operations (Unaudited) -
	Six Months Ended June 30, 2003 and 2002	4

	Statements of Cash Flow (Unaudited) -
	Six Months Ended June 30, 2003 and 2002	5

	Notes to Financial Statements	6

2.	Management's Discussion and Analysis
	of Financial Condition and Results of Operations	13

3.	Quantitative and Qualitative Disclosures About Market Risk
	(The information required by this item is contained in "Management's
	Discussion and Analysis of Financial Condition and Results of
	Operations.")	16

4.	Controls and Procedures	17

PART II. OTHER INFORMATION

4	Submission of Matters to a Vote of Security Holders	18

6.	Exhibits and Reports on Form 8-K	19

	Signatures	19

	Exhibit Index	20

MOORE-HANDLEY, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2003 AND 2002 AND DECEMBER 31, 2002

	JUNE 30		DECEMBER 31
	2003	2002	2002
ASSETS:
Current assets:
Cash	$49,000	$47,000	$43,000
Trade receivables, net	22,159,000	23,346,000	15,216,000
Other receivables	4,162,000	4,548,000	4,135,000
Merchandise inventory	17,677,000	17,488,000	18,272,000
Prepaid expenses	1,062,000	631,000	323,000
Deferred income taxes	639,000	610,000	640,000
Total current assets	45,748,000	46,670,000	38,629,000

Prepaid pension cost	455,000	630,000	721,000

Property and equipment	20,292,000	19,903,000	19,232,000
Less accumulated depreciation	(11,546,000)	(11,412,000)	(10,841,000)
Net property and equipment	8,746,000	8,491,000	8,391,000

	$54,949,000	$55,791,000	$47,741,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Trade payables	$13,713,000	$17,216,000	$11,073,000
Accrued payroll	550,000	645,000	672,000
Other accrued liabilities	1,241,000	1,048,000	706,000
Long-term debt due in one year	619,000	334,000	505,000
Total current liabilities	16,123,000	19,243,000	12,956,000

Long-term debt	24,530,000	22,155,000	20,584,000
Deferred income taxes	1,032,000	926,000	1,033,000
Commitments (Note 4)	--	--	--

Total liabilities	41,685,000	42,324,000	34,573,000

Stockholders' equity:
Common stock, $.10 par value; 10,000,000 shares authorized; 2,510,040 shares issued	251,000	251,000	251,000
Common stock subscribed, 106,000 shares subscribed	--	11,000	11,000
Capital in excess of par value	12,883,000	13,150,000	13,150,000
Retained Earnings	2,505,000	2,753,000	2,472,000
Less:
Treasury stock, at cost, 705,197 shares at June 30,2003; 736,797 shares at June 30, 2002; 743,947 shares at December 31, 2002	(2,375,000)	(2,420,000)	(2,438,000)
Common stock subscriptions receivable	--	(278,000)	(278,000)
Total stockholders' equity	13,264,000	13,467,000	13,168,000

	$54,949,000	$55,791,000	$47,741,000

See accompanying notes.

MOORE-HANDLEY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2003	2002	2003	2002
Net sales	$38,276,000	$40,379,000	$78,542,000	$79,617,000

Cost of merchandise sold	32,307,000	33,910,000	66,500,000	67,034,000
Warehouse and delivery expenses	2,486,000	2,301,000	4,864,000	4,618,000
Cost of sales	34,793,000	36,211,000	71,364,000	71,652,000

Gross profit	3,483,000	4,168,000	7,178,000	7,965,000
Selling and administrative expenses	3,456,000	3,427,000	6,657,000	6,559,000

Operating income	27,000	741,000	521,000	1,406,000
Interest expense, net	238,000	222,000	467,000	423,000

Income (loss) before income tax	(211,000)	519,000	54,000	983,000
Income tax	(78,000)	191,000	20,000	362,000

Net income (loss)	$(133,000)	$328,000	$34,000	$621,000

Net income (loss) per common share - basic	$(0.07)	$0.18	$0.02	$0.35
Weighted-average common shares outstanding - basic	1,805,000	1,773,000	1,785,000	1,773,000

Net income (loss) per common share - diluted	$(0.07)	$0.17	$0.02	$0.32
Weighted-average common shares outstanding - diluted	1,805,000	1,967,000	1,883,000	1,931,000

See accompanying notes.

MOORE-HANDLEY, INC.
STATEMENTS OF CASH FLOW (UNAUDITED)

	SIX MONTHS ENDED JUNE 30
	2003	2002
Cash flows from operating activities:
Net income	$34,000	$621,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	705,000	680,000
Provision for doubtful accounts and vendor allowances	556,000	180,000
(Gain) loss on sale of equipment	(1,000)	--
Change in assets and liabilities:
Trade and other receivables	(7,526,000)	(6,979,000)
Merchandise inventory	595,000	(111,000)
Trade payables and accrued expenses	3,053,000	2,125,000
Other assets	(473,000)	(266,000)
Total adjustments	(3,091,000)	(4,371,000)
Net cash used in operating activities	(3,057,000)	(3,750,000)

Cash flows from investing activities:
Capital expenditures	(1,060,000)	(397,000)
Proceeds from sale of equipment	1,000	--
Collections on notes receivable	--	17,000
Net cash used in investing activities	(1,059,000)	(380,000)

Cash flows from financing activities:
Sale (purchase) of treasury stock	62,000	(3,000)
Additional borrowings on long-term debt	722,000	--
Net borrowings (repayments) under bank loans	3,602,000	4,309,000
Principal payments under long-term debt	(264,000)	(179,000)
Net cash provided by financing activities	4,122,000	4,127,000

Net increase (decrease) in cash	6,000	(3,000)

Cash at beginning of period	43,000	50,000
Cash at end of period	$49,000	$47,000

See accompanying notes.

MOORE-HANDLEY, INC.
NOTES TO FINANCIAL STATEMENTS
(INFORMATION PERTAINING TO THE SIX MONTHS
ENDED JUNE 30, 2003 AND 2002 IS UNAUDITED)

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

Cash

We consider all highly liquid securities with maturity at the time of purchase of three months or less to be cash. As of June 30, 2003 we had no such instruments.

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

During 2003, we revised our estimate of allowance for uncollectible vendor receivables. This revision was based on new information and developments as a result of improvements in the tracking of vendor income and rebates. These improvements included an upgrade in our accounting system and internal controls. The pre-tax charge to income was $361,000. The effect on the Statement of Operations was to increase the cost of merchandise sold by $116,000 and to increase selling and administrative expenses by $245,000. (See Management's Discussion and Analysis for Gross Margin and Selling and Administrative Expenses.)

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

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Net income (loss) - as reported . . . . . . . . . . . . . . . . . . .	$ (133,000)	$ 328,000	$ 34,000	$ 621,000
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects . . . . . . . . . . .	5,000	9,000	11,000	30,000
Net income (loss) - pro forma . . . . . . . . . . . . . . . . . . . .	$ (138,000)	$ 319,000	$ 23,000	$ 591,000
Net income (loss) per share basic - as reported . . . . . .	$ (0.07)	$ 0.18	$ 0.02	$ 0.35
Net income (loss) per share diluted - as reported . . . . . .	$ (0.07)	$ 0.17	$ 0.02	$ 0.32
Net income (loss) per share basic - pro forma . . . . . . . .	$ (0.08)	$ 0.18	$ 0.01	$ 0.33
Net income (loss) per share diluted - pro forma . . . . . . .	$ (0.08)	$ 0.16	$ 0.01	$ 0.31

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

3. Long-Term Debt

Long-term debt at June 30, 2003 and 2002 and December 31, 2002 includes obligations under capital leases, term loans and a revolving line of credit all of which approximate fair value. Long-term debt at June 30, 2003 and 2002 and December 31, 2002 consisted of:

	JUNE 30		DECEMBER 31
	2003	2002	2002

Note payable to bank (fixed rate of 8.25%; due January 2004	$--	$452,000	$--

Line of credit (variable rate of 3.83%, 4.42% and 3.94% at June 30, 2003 and 2002, and December 31, 2002, respectively; due April 2005)	17,356,000	21,827,000	13,755,000

Term loan (fixed rate of 5.03%; due December 2008)	6,843,000	--	7,000,000

Term loan (fixed rate of 5.575% due April, 2007)	716,000	--	--

Capital lease obligations	234,000	210,000	334,000
	25,149,000	22,489,000	21,089,000
Less current maturities	(619,000)	(334,000)	(505,000)
Long-term debt	$24,530,000	$22,155,000	$20,584,000

We have financed the purchase of transportation and computer equipment with leases. These leases are being accounted for as capital leases. The amortization expense relating to these leases is combined with depreciation expense.

In February 2002, we negotiated an amendment to our working capital line that extended the maturity date to April 2005. The amendment will allow maximum borrowings of $28,000,000 with availability based on 85% of eligible receivables and 50% of eligible inventory up to $11,000,000. The advance rate on eligible inventory is increased to 60% from 50% during the months of December, January and February to compensate for reduced borrowing availability due to seasonal decline in eligible accounts receivable. The borrowings bear interest at the prime interest rate or, at our option, 2 1/2% over LIBOR (see Liquidity and Capital Resources in Management's Discussion and Analysis) . Our receivables and inventory secure the borrowings.

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

In May 2003, we negotiated an Equipment Financing Agreement for the purpose of financing equipment purchases. This agreement allows maximum borrowings of $1,500,000 secured by certain equipment purchased prior to September 1, 2003. The borrowings are to be paid in forty-eight equal monthly installments and bear a fixed interest rate of 5.575%.

4. Commitments

Commitments consist of future rental payments under miscellaneous non-cancelable operating leases of which the last expires in 2008. Projected rentals for the 2003 fiscal year are $662,000.

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

	2003	2002
Risk free interest rate	5.65%	5.67%

Dividend yield	0.00%	0.00%

Volatility factor	.348	.355

Weighted-average expected life	10 years	10 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Pro forma net income (loss)	$ (138,000)	$ 319,000	$ 23,000	$ 591,000

Pro forma net income (loss)
per share - basic	$ (0.08)	$ 0.18	$ 0.01	$ 0.33
Pro forma net income (loss)
per share - diluted	$ (0.08)	$ 0.16	$ 0.01	$ 0.31

            7. Employee Stock Purchase Plan

 During 1998, the stockholders approved the Employee Stock Purchase Plan (the 1998 Plan). The 1998 Plan is designed to encourage and facilitate stock ownership to its employees by providing a continued opportunity to purchase common stock, generally through voluntary after-tax payroll deductions. The price per share of the common stock shall be 85% of the fair market value on the date of the grant of the option to purchase qualified stock and shall not be less than 100% of the fair market value on the date of the grant of the option to purchase non-qualified stock. During 2002, 50 shares were issued under the 1998 Plan from treasury stock compared to 13,500 shares in 2001.

In connection with the 1998 Plan, certain individuals issued three-year promissory notes to us whereby the individuals are obligated to pay annual interest of 8.5% and a balloon principal payment no later than June 30, 2001. These notes are secured by related shares of common stock. In June 2001, one note was paid in full and the others were amended to extend their maturity date to June 2003 and to reset the interest rates to our average cost of borrowing plus 2.25%. The amended promissory notes were paid in full as of June 30, 2003.

On July 23, 2002, the Board of Directors unanimously adopted the 2002 Employee Stock Purchase Plan (the "2002 Plan"). In connection with the 2002 Plan, up to 200,000 shares of common stock may be issued to employees at the lesser of 85% of the fair market value at the date of grant ($2.54 per share in the case of options granted July 23, 2002) or 85% of the fair market value on the date of exercise (which is July 23, 2003 in the case of the July 2002 grant). The 2002 Plan was approved by the stockholders of the Company at the 2003 annual meeting. At July 23, 2003, the exercise date, the option price for employees was $2.30.

8. Related Party Transaction

During May, 2003 the Board of Directors authorized us to purchase from Pierce E. Marks, Jr., a board member, 150,000 shares of Common Stock at $3.50 per share. We purchased 50,000 shares of Common Stock from Mr. Marks in June and 100,000 shares of Common Stock from Mr. Marks in early July at $3.50 per share.

9. Net Income Per Share

            Computation of basic and diluted earnings per share:

(In thousands except per share amounts)
	Net Income (Loss)	Shares	Per Share Amount
For the three months ended June 30, 2003
Basic earnings per share	$ (133)	1,805	$ (0.07)
Options	--
Diluted earnings per share	$ (133)	1,805	$ (0.07)

	Net Income (Loss)	Shares	Per Share Amount
For the three months ended June 30, 2002
Basic earnings per share	$ 328	1,773	$ 0.18
Options	--	194
Diluted earnings per share	$ 328	1,967	$ 0.17

	Net Income (Loss)	Shares	Per Share Amount
For the six months ended June 30, 2003
Basic earnings per share	$ 34	1,785	$ 0.02
Options	--	98
Diluted earnings per share	$ 34	1,883	$ 0.02

	Net Income (Loss)	Shares	Per Share Amount
For the six months ended June 30, 2002
Basic earnings per share	$ 621	1,773	$ 0.35
Options	--	158
Diluted earnings per share	$ 621	1,931	$ 0.32

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

NET SALES

Net sales for the quarter ended June 30, 2003 decreased $2,103,000 or 5.2% from the same quarter in 2002. The sales in the second quarter of 2002 included orders booked at our Spring Mart held in May. There was no Spring Mart held in the second quarter of 2003, resulting in lower direct orders from our customers.

The following table sets forth the trend in net sales for 2002 and the first and second quarter of 2003:

				Net Sales Amount (in thousands)	Increase (Decrease) vs. Same Quarter in Previous Year Amount (in thousands)	Percent Change
		Quarter
2002	-	1st	.....................	$ 39,238	$ (164)	-4.2%
		2nd	.....................	40,379	549	1.4
		3rd	.....................	38,851	(1,007)	-2.5
		4th	.....................	32,153	(1,547)	-4.6

2003	-	1st	.....................	40,266	1,028	2.6
		2nd	.....................	38,276	(2,103)	-5.2

OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	15.6	16.0	15.3	15.8
Warehouse and delivery expenses	6.5	5.7	6.2	5.8
Gross profit	9.1	10.3	9.1	10.0
Selling and administrative expenses	9.0	8.5	8.5	8.2
Operating income	0.1	1.8	0.7	1.8
Interest expense, net	0.6	0.5	0.6	0.5
Income before provision for income tax	(0.3)%	1.3%	0.1%	1.3%

GROSS MARGIN

The gross margin percentage for the quarter ended June 30, 2003 was 15.6%, slightly below the 16.0% rate for the same period last year. An adjustment was made during the quarter as a result of a change in the estimated reserve required for volume rebates receivable. This resulted in a reduction in gross margin during the second quarter 2003 of $116,000 or 0.3% of sales. (See related discussion below in Selling and Administrative expenses and Note 2 - Other Receivables in Notes to Financial Statements.) The following table sets forth the gross margin dollars, gross margin percentages and year-over-year changes for 2002 and the first and second quarter of 2003:

				Gross Margin		Increase (Decrease) vs. Same Quarter in Previous Year
				Amount	Percentage	Amount	Percentage
				(in thousands)	of Sales	(in thousands)	Points
		Quarter
2002	-	1st	.....................	$6,115	15.6%	$(275)	(0.6)%
		2nd	.....................	6,469	16.0	193	0.3
		3rd	.....................	6,131	15.8	(113)	0.1
		4th	.....................	5,351	16.6	(345)	(0.3)

2003	-	1st	.....................	6,073	15.1	(42)	(0.5)
		2nd	.....................	5,969	15.6	(500)	(0.4)

WAREHOUSE AND DELIVERY EXPENSES

Warehouse and delivery expense increased $185,000 or 8.0% compared to the same quarter last year mainly due to an increase in unit labor costs, contract carrier expense and expense involved in warehouse re-setting. As a percent of warehouse shipments, warehouse and delivery expense increased to 9.9% from 9.0% compared to the same quarter last year.

The following table sets forth the trend in warehouse and delivery expenses in 2002 and the first quarter of 2003:

				Warehouse and Delivery Expenses		Increase (Decrease) vs. Same Quarter in Previous Year
				Amount (in thousands)	Percent of Warehouse Shipments	Amount (in thousands)	Percentage Points
		Quarter
2002	-	1st	.....................	$2,317	9.4	20	0.5%
		2nd	.....................	2,301	9.0	49	0.3
		3rd	.....................	2,391	9.7	75	0.4
		4th	.....................	2,410	11.1	45	0.8

2003	-	1st	.....................	2,378	9.4	61	0.0
		2nd	.....................	2,486	9.9	185	0.9

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expense for the second quarter of 2003 increased by $29,000 or 0.8% over the same period in 2002. Reduced selling salaries and benefits were offset by a reduction in vendor allowances. An adjustment was made during the quarter as a result of a change in the estimated reserves required for vendor allowances receivable. This resulted in an increase in net selling and administrative expense of $245,000 or 0.6% of sales. (See related discussion above in Gross Margin and Note 2 - Other Receivables in Notes to Financial Statements.) The following table sets forth the quarterly trend in selling and administrative expenses in 2002 and the first and second quarter of 2003:

				Selling and Administrative Expenses		Increase (Decrease) vs. Same Quarter in Previous Year
		Quarter		Amount (in thousands)	Percent of Sales	Amount (in thousands)	Percentage Points
2002	-	1st	.....................	$3,132	8.0	$(135)	(0.3)%
		2nd	.....................	3,427	8.5	133	0.2
		3rd	.....................	3,453	8.9	66	0.4
		4th	.....................	3,244	10.1	323	1.4

2003	-	1st	.....................	3,201	8.0	69	0.0
		2nd	.....................	3,456	9.0	29	0.5

INTEREST EXPENSE, NET

Interest expense, net increased $16,000 or 7.2% during the second quarter of 2003 compared to the same period during 2002. The increase was primarily due to an increase in average borrowings. The weighted average interest rates for the quarter ended June 30, 2003 and 2002 were 4.52% and 4.68%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

From December 31, 2002 to June 30, 2003, our net trade receivables increased $6,943,000 or 45.6%. The increase was primarily due to seasonal sales increases and promotions. Net trade receivables decreased during the second quarter 2003 by $1,187,000 or 5.1% compared to the second quarter 2002 mainly due to a reduction in sales.

Inventories decreased by $595,000 or 3.3% as of June 30, 2003 compared with December 31, 2002 mainly in response to our efforts to increase inventory turns. Inventories increased $189,000 or 1.1% compared to June 30, 2002 mainly due to the addition of new products.

Trade payables increased $2,639,000 or 23.8% from December 31, 2002 because of extended terms received from suppliers in connection with the seasonal promotions. Trade payables decreased $3,503,000 or 20.3% compared to June 30, 2002 mainly because of an increased mix of purchases of merchandise with accelerated payment terms and a reduction in sales.

At June 30, 2003 we had unused lines of credit of $9,210,000 based on a collateral base of $26,566,000.

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

In May 2003, we negotiated an Equipment Financing Agreement for the purpose of financing equipment and purchases. This agreement allows maximum borrowings of $1,500,000 secured by certain equipment to be purchased prior to September 1, 2003. The borrowings are to be paid in forty-eight equal monthly installments and bear a fixed interest rate of 5.575%. At June 30, 2003 $716,000 was outstanding under this facility.

INTEREST RATE RISK

The following discussion about our interest rate risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Our principal credit agreement bears a floating interest rate based on the prime rate or, at our option, at 2 1/2 % over LIBOR. Accordingly, we are subject to market risk associated with changes in interest rates. At June 30, 2003, $17,356,000 was outstanding under the credit agreement. For 2002, the average principal amount outstanding under the credit agreement was $19,693,000. Assuming the average amount outstanding under the credit agreement during 2003 is equal to such average amount outstanding during 2002 less the average outstanding under our fixed rate loans of approximately $7,500,000, a 1% increase in the applicable interest rate during 2003 would result in additional annual interest expense of approximately $121,930, which would reduce cash flow and pre-tax earnings dollar for dollar.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting was held on May 22, 2003. At the meeting, Messrs. William Riley, Pierce E. Marks, Jr., Michael B. Stubbs, Michael Palmer, and Michael Gaines were elected as directors of Moore-Handley, Inc.

The following table sets forth the distribution of votes cast with regard to each of the nominees:

Nominee	Votes Cast for Nominee	Votes Withheld
William Riley	1,492,375	73,194
Pierce E. Marks, Jr.	1,492,375	73,194
Michael B. Stubbs	1,492,375	73,194
Michael Palmer	1,492,375	73,194
Michael Gaines	1,492,375	73,194

At the annual meeting the stockholders ratified the appointment by the Board of Directors of Ernst & Young LLP, Certified Public Accountants, as independent auditors for the year 2003 and approved the Moore-Handley, Inc. 2002 Employee Stock Purchase Plan.

The following table sets forth the distribution of votes cast with respect to the appointment of Ernst & Young.

For	Against	Abstained
1,480,879	83,540	1,150

The following table sets forth the distribution of votes cast with respect to the approval of the Moore-Handley, Inc. 2002 Employee Stock Purchase Plan.

For	Against	Abstained	Broker Non-Vote
1,114,901	88,744	200	361,724

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

(31) Certifications by William Riley, Chief Executive Officer, and Gary C. Mercer, Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002,

(32) Certifications by William Riley, Chief Executive Officer, and Gary C. Mercer, Chief Financial Officer, under Section 906 of Sarbanes-Oxley Act of 2002,

(b)	Reports on Form 8-K
Form 8-K was filed on May 1, 2003 furnishing the earnings release with respect to first quarter operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOORE-HANDLEY, INC.
(Registrant)

Date:	August 14 , 2003	/s/ Michael J. Gaines
Michael J. Gaines
President and
Chief Operating Officer

/s/ Gary C. Mercer
Gary C. Mercer
Chief Financial Officer

EXHIBIT INDEX

	EXHIBIT NO.	DESCRIPTION

3	(a)	Restated Certificate of Incorporation of Company, filed as
Exhibit 3(a) to the Company's Annual Report on Form 10-K
For the year ended December 31, 1987 and incorporated herein by reference.

3	(a)-1	Amendment to Restated Certificate of Incorporation dated
May 7, 1987, filed as Exhibit 3(a)-1 to the Company's Annual
Report on Form 10-K for the year ended December 31, 1987
and incorporated herein by reference.

3	(b)	By-laws of the Company, filed as Exhibit 3(d) to the
Company's Registration Statement on Form S-1 (Reg. No.
33-3302) and incorporated herein by reference.

3	(b)-1	Article VII of By-laws of the Company, as amended May 7,
1987 filed as Exhibit 3(b)-1 to the Company's Annual
Report on Form 10-K for the year ended December 31, 1987
and incorporated herein by reference.

31		Certifications by William Riley, Chief Executive Officer, and Gary C. Mercer, Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002,

32		Certifications by William Riley, Chief Executive Officer, and Gary C. Mercer, Chief Financial Officer, under Section 906 of Sarbanes-Oxley Act of 2002,

Exhibit 31

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

Date: August 14, 2003

/s/ William Riley
William Riley
Chairman and Chief Executive Officer

Exhibit 31

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

Date: August 14, 2003

/s/ Gary C. Mercer
Gary C. Mercer
Chief Financial Officer

Exhibit 32

CERTIFICATION
Pursuant to 18 United States Code § 1350

The undersigned hereby certifies that the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 of Moore-Handley, Inc. (the "Company") filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

    /s/   Gary C. Mercer
Name: Gary C. Mercer
Title: Chief Financial Officer
Date: August 14, 2003

Exhibit 32

CERTIFICATION
Pursuant to 18 United States Code § 1350

The undersigned hereby certifies that the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 of Moore-Handley, Inc. (the "Company") filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

    /s/    William Riley
Name:  William Riley
Title: Chairman and Chief Executive Officer
Date: August 14, 2003